Form 10-K
period 1993-12-31
CENTURY PROPERTIES FUND XIX
filed 1994-04-15
CIK 705752

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

     (MARK ONE)

      X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1993

                                          OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               For the transition period from  to

               Commission file number 0-11935

                             CENTURY PROPERTIES FUND XIX
                (Exact name of Registrant as specified in its charter)

                       CALIFORNIA                    94-2887133
                      -----------                    ----------
          (State or other jurisdiction of   (I.R.S. Employer Identification No.)
           incorporation or organization)


                     950 TOWER LANE
                FOSTER CITY, CALIFORNIA                94404
                -----------------------                -----
        (Address of principal executive offices)     (Zip Code)

     Registrant's telephone number, including area code:(415) 378-7000
                                             (800) 366-6707 IN ALL STATES

     Securities registered pursuant to Section 12(b) of the Act:None Securities registered pursuant to Section 12(g) of the Act:Limited Partnership Units

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
     been subject to such filing requirements for the past 90 days.  Yes  X   No



             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

             No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                     DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

         (1) Report on Form 8-K under the Securities Exchange Act of 1934 is incorporated in Part IV.

                             CENTURY PROPERTIES FUND XIX
                               (A LIMITED PARTNERSHIP)


                                        PART I

     ITEM 1. BUSINESS.

             Century Properties Fund XIX (hereinafter referred to either as "Fund", "Partnership" or "Registrant") was organized in August 1982, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners II, a California general partnership, is the general partner of the Fund. The general partners of Fox Partners II are Fox Capital Management Corporation ("Fox"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.

             The Fund's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983. Registrant marketed its securities pursuant to its Prospectus dated September 20, 1983, which was amended on June 13, 1984, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

             The principal business of the Fund is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties. The Fund is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

             Beginning in September 1983 through October 1984, the Fund offered $90,000,000 in Limited Partnership Units and sold $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real properties. The Fund's original property portfolio was geographically diversified with properties acquired in seven states. The Fund's acquisition activities were completed in June 1985 and since then the principal activity of the Fund has been managing its portfolio. One property was sold in each of the years, 1988, 1992 and 1993 and in February 1994. In addition one property was foreclosed on in 1993. See Item 2 below for a description of the Fund's properties and operating data regarding such properties.

             The Fund is involved in only one industry segment, as described above. The business of the Fund is not seasonal. The Fund does not engage in any foreign operations or derive revenues from foreign sources. The Fund's affairs have been managed by Metric Management, Inc. ("MMI") or a predecessor since 1988. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Fund's general partner assumed responsibility for cash management of the Fund as of December 23, 1993 and assumed responsibility for day-to-day management of the Fund's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994.

             On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity II") became the managing partner of FRI and acquired voting control and assumed operational control over Fox. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Fund and the other investment partnerships sponsored by FRI and/or
					Fox.

     NPI Equity II is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"), a diversified real estate management company headquartered in Jericho, New York.

             Both the income and the expenses of operating the properties owned by the Fund are subject to factors outside the Fund's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and miscellaneous management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions, there is no guarantee that any property owned by the Fund can be sold by it or, if sold, that such sale can be made upon favorable terms.

             It is possible that legislation on the state or local level may be enacted in the states where the Fund's properties are located which may include some form of rent control. There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The general partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Fund.

             The Fund monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

             The Fund maintains property and liability insurance on the properties and believes such coverage to be adequate.

             The Fund is affected by and subject to the general competitive conditions of the residential real estate industry. Many of the Fund's properties which are or were located in oil industry dependant and other weakened markets have been adversely affected by economic conditions in these markets. In addition, each of the Fund's properties competes in an area which normally contains numerous other multi-family residential properties which may be considered competitive.

             In 1993 markets in many areas remained depressed due in part to over-building, which continues to depress residential rental rates. An over-supply of apartment properties, including those held by banks, savings institutions, the Federal Deposit Insurance Corporation and the Resolution Trust Corporation, affects the ability of the Fund to sell such properties and their sales prices. The level of sales of existing properties and the development of new properties have been affected by the limited availability of financing in real estate markets. See Item 7 for a description of the markets in which the Fund's properties are located.

             At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the success of the Fund's strategy as set forth in Item 7 as well as upon significant improvement in the performance of the Fund's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated that some of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Fund's ability to obtain additional financing, refinancing, or debt restructuring as required.

     ITEM 2. PROPERTIES.

             A description of the multi-family residential properties in which the Fund has or has had an ownership interest is as follows:

                                                                         PORTFOLIO
                                       DATE OF   DATE OF            PERCENTAGE
     NAME AND LOCATION                 PURCHASE    SALE      SIZE      <F1>
     -----------------                 -------     ----      ----    -------
     Wood Lake Apartments               12/83       -     220 units     9
            100 Pinhurst Drive
            Atlanta, Georgia

     Greenspoint Apartments             02/84       -     336 units     8
            NE Corner, 42nd Street
            Phoenix, Arizona

     Sandspoint Apartments              02/84       -     432 units     9
            SW Corner, Butler Drive
             and 19th Avenue
            Phoenix, Arizona

     Wood Ridge Apartments              04/84       -     280 units     10
            100 Wood Ridge Drive
            Atlanta, Georgia

     Plantation Crossing Apartments     06/84       -     180 units     6
            2703 Delk Road
            Atlanta, Georgia

     Sunrunner Apartments               07/84       -     200 units     5
            11400 4th Street North
            St. Petersburg, Florida

     McMillan Place Apartments          06/85       -     402 units     9
            12610 Jupiter Place
            Dallas, Texas

     Misty Woods Apartments             06/85       -     228 units     5
            4642 Central Avenue
            Charlotte, North Carolina

     Plantation Forest Apartments <F2>  06/84      2/94    64 units     2
            8740 Roswell Road NE
            Atlanta, Georgia





     The Cove Apartments <F3>           12/84      7/93   689 units     14
            4003 South Westshore Boulevard
            Tampa, Florida

     Parkside Village Apartments <F4>   11/83      5/93   383 units     11
            15650 East Iliff Avenue
            Aurora, Colorado

     Shadow Lake Apartments <F5>        11/83     12/92   296 units     5
            West Markham at Stacy Drive
            Little Rock, Arkansas

     The Arbors of Dallas Apartments    08/84     06/88   244 units     7
            11700 Audelia Road
            Dallas, Texas

     <F1>    Represents the percentage of original cash invested in the individual property of the total original cash invested in all properties.
     <F2>    Sold in February 1994.  See Note 9 to the consolidated financial statements.
     <F3>    Acquired by the lender through foreclosure in July 1993.  See Note
     8 to the consolidated financial statements.
     <F4>    Sold in May 1993.  See Note 8 to the consolidated financial statements.
     <F5>    Sold in December 1992.  See Note 7 to the consolidated financial statements.

             All Registrant's properties are or were owned in fee.

             See the financial statements in Item 8 for information regarding any encumbrances to which the properties of the Fund are subject. An occupancy summary is set forth on the chart following:

                             CENTURY PROPERTIES FUND XIX
                                  OCCUPANCY SUMMARY

                                                       AVERAGE
                                                   OCCUPANCY RATE(%)
                                                   FOR THE YEAR ENDED
                                                    DECEMBER 31,
                                                 1993   1992   1991

     Wood Lake Apartments  . . . . . . . . .      91     92     89
     Greenspoint Apartments  . . . . . . . .      97     94     93
     Sandspoint Apartments . . . . . . . . .      90     91     91
     Wood Ridge Apartments . . . . . . . . .      94     92     90
     Plantation Crossing Apartments  . . . .      97     97     96
     Plantation Forest Apartments<F3>  . . .      94     95     95
     Sunrunner Apartments  . . . . . . . . .      91     92     92
     McMillan Place Apartments . . . . . . .      93     93     93
     Misty Woods Apartments  . . . . . . . .      93     95     93
     Parkside Village Apartments <F1>  . . .      95     95     95
     The Cove Apartments <F2>  . . . . . . .       -      -     88

     <F1>    Property was sold in May 1993.  1993 average occupancy rate covers the periods from January 1993 through May 1993.
     <F2>    Placed into receivership in 1992 and acquired by lender through foreclosure in July 1993.
     <F3>    Property was sold in February 1994.

                         NET PROJECT OPERATIONS INTRODUCTION

             The Net Project Operations tables reflect the components of net project operations for each property in which the Fund had an ownership interest that was included in the Fund's Consolidated Financial Statements for the years then ended. Net project operations should not be considered as an alternative to net loss (as presented in the consolidated financial statements) as an indicator of the Fund's operating performance or to cash flows as a measure of liquidity. The tables present:

             Project operations are the rental revenues less operating expenses (subtotal) less the related debt service (principal and interest on an accrual basis, excluding deferred interest).

             Net project operations are the amounts that were included in the consolidated statements of operations in Item 8, except that net project operations are net of principal reductions (exclusive of balloon payments).


             To determine net project operations, project operations may have been adjusted for the following items:

                Decreased for amortization of notes payable discount.

                Decreased for deferred interest recognized as an interest expense in the Consolidated Statements of Operations.

             A reconciliation of Net Project Operations to Loss Before Extraordinary Item is included.



                                      CENTURY PROPERTIES FUND XIX
                                       NET PROJECT OPERATIONS<F1>

                                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                             -----------------------------------------------------------------------
                                             LESS:
                                          HOTEL      NET       LESS:                         NET
                              OPERATING OPERATING OPERATING    DEBT    PROJECT   ADJUST-   PROJECT
                               REVENUES  EXPENSES   INCOME    SERVICE OPERATIONS  MENTS   OPERATIONS
                               --------  --------   ------    ------- ----------  -----   ----------

                                                       (AMOUNTS IN THOUSANDS)
     Parkside Village
      Apartments <F2>         $   710    $  459    $  251    $  330      $(79)                $(79)
     Wood Lake Apartments       1,551       683       868       747       121    $  (23)        98
     Greenspoint Apartments     1,972       930     1,042       837       205         -        205
     Sandspoint Apartments      2,144     1,127     1,017       975        42         -         42
     Wood Ridge Apartments      1,887       949       938       918        20       (15)         5
     Plantation Crossing
      Apartments                1,177       543       634       503       131       (15)       116
     Plantation Forest
      Apartments                  519       270       249       200        49         -         49
     Sunrunner Apartments       1,004       537       467       414        53         -         53
     McMillan Place Apartments  1,987       930     1,057     1,107       (50)     (271)      (321)
     Misty Woods Apartments     1,101       564       537       621       (84)        -        (84)
     The Cove Apartments <F3>        -        -         -         -         -         -          -
                             --------   -------   -------  --------    ------   -------    -------
     Total                    $14,052    $6,992    $7,060    $6,652      $408     $(324)     $  84
                              =======    ======    ======    ======      ====     =====      =====

     <F1>    See preceding Net Project Operations Introduction.
     <F2>    The property was sold in May 1993.
     <F3>    Acquired by the lender through foreclosure in July 1993 after receiver was placed on the property in September 1992.

                                      CENTURY PROPERTIES FUND XIX
                                       NET PROJECT OPERATIONS<F1>

                                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1992
                             -----------------------------------------------------------------------
                                             LESS:
                                          HOTEL      NET       LESS:                         NET
                              OPERATING OPERATING OPERATING    DEBT    PROJECT   ADJUST-   PROJECT
                               REVENUES  EXPENSES   INCOME    SERVICE OPERATIONS  MENTS   OPERATIONS
                               --------  --------   ------    ------- ----------  -----   ----------

                                                       (AMOUNTS IN THOUSANDS)
     Parkside Village
      Apartments              $ 1,899    $  867    $1,032    $  873      $159                 $159
     Shadow Lake
      Apartments <F2>             809       350       459       505       (46)                 (46)
     Wood Lake Apartments       1,519       718       801       902      (101)   $   (7)      (108)
     Greenspoint Apartments     1,800       820       980       931        49         -         49
     Sandspoint Apartments      2,134     1,021     1,113     1,090        23         -         23
     Wood Ridge Apartments      1,788       881       907       945       (38)     (185)      (223)
     Plantation Crossing
      Apartments                1,139       496       643       563        80         -         80
     Plantation Forest
      Apartments                  527       263       264       200        64         -         64
     Sunrunner Apartments       1,000       577       423       449       (26)        -        (26)
     The Cove Apartments <F3>   2,087     1,022     1,065       973        92       (70)        22
     McMillan Place Apartments  1,931       995       936       953       (17)     (394)      (411)
     Misty Woods
      Apartments                1,102       525       577       621       (44)        -        (44)
                              -------    ------    ------    ------      ----     -----      -----
     Total                    $17,735    $8,535    $9,200    $9,005      $195     $(656)     $(461)
                              =======    ======    ======    ======      ====     =====      =====

     <F1>    See preceding Net Project Operations Introduction.
     <F2>    Receiver was placed on the property in July 1992 and the property was sold in December 1992.
     <F3>    Receiver was placed on the property in September 1992.

                                      CENTURY PROPERTIES FUND XIX
                                       NET PROJECT OPERATIONS<F1>

                                           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1991
                             -----------------------------------------------------------------------
                                             LESS:
                                          HOTEL      NET       LESS:                         NET
                              OPERATING OPERATING OPERATING    DEBT    PROJECT   ADJUST-   PROJECT
                               REVENUES  EXPENSES   INCOME    SERVICE OPERATIONS  MENTS   OPERATIONS
                               --------  --------   ------    ------- ----------  -----   ----------

                                                       (AMOUNTS IN THOUSANDS)
     Parkside Village
      Apartments              $ 1,730    $  787    $  943   $   824    $  119                $ 119
     Shadow Lake Apartments     1,317       593       724       795       (71)     $254<F2>    183
     Wood Lake Apartments       1,398       662       736       897      (161)      (24)      (185)
     Greenspoint Apartments     1,745       808       937     1,000       (63)        -        (63)
     Sandspoint Apartments      2,103       952     1,151     1,175       (24)        -        (24)
     Wood Ridge Apartments      1,668       812       856     1,118      (262)        -       (262)
     Plantation Crossing
      Apartments                1,111       472       639       558        81         -         81
     Plantation Forest
      Apartments                  504       242       262       194        68         -         68
     Sunrunner Apartments         989       541       448       414        34         -         34
     The Cove Apartments        3,109     1,471     1,638     1,549        89         -         89
     McMillan Place Apartments  1,899       954       945     1,312      (367)        -       (367)
     Misty Woods Apartments     1,103       581       522       620       (98)        -        (98)
                              -------    ------    ------   -------     -----      ----      -----
     Total                    $18,676    $8,875    $9,801   $10,456     $(655)     $230      $(425)
                              =======    ======    ======   =======     =====      ====      =====

     <F1>    See preceding Net Project Operations Introduction.
     <F2>    Includes a $315,000 reduction in deferred interest for the period February 1, 1989 through
     January 31, 1991 for the rehabilitation and maintenance work paid by the Fund.

                             CENTURY PROPERTIES FUND XIX

                      RECONCILIATION OF NET PROJECT OPERATIONS
                           TO LOSS BEFORE EXTRAORDINARY ITEM


                                          FOR THE YEAR ENDED DECEMBER 31,
                                               1993    1992    1991
                                                (AMOUNTS IN THOUSANDS)
     Net Project Operations                   $    84 $  (461)   $ (425)

     Less:
     Depreciation                               2,840   3,784     4,535
     General and administrative expenses          693     548       571
     Other interest expense                       605     325       239
     Provision for impairment of value
      and loss on sale                             44   3,846         -

     Plus:
     Interest and other income                     62      60       123
     Principal payments in debt service           774     594       390
     Gain on sale of property                     576        -        -
                                              ------- -------   -------
     Loss before extraordinary item           $(2,686)$(8,310)  $(5,257)
                                              ======= =======   =======

     ITEM 3. LEGAL PROCEEDINGS.

             There are no material pending legal proceedings to which the Fund is a party or to which any of its assets are subject.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             No matter was submitted to a vote of security holders during the period covered by this Report.

                                       PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED SECURITY HOLDER MATTERS.

             The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No market for Limited Partnership Units exists, nor is expected to develop. For Unit Holders, distributions from operations to date have been approximately $25 for each $1,000 of original investment.

             As of December 31, 1993, the approximate number of holders of Limited Partnership Units was as follows:

                                                         NUMBER OF
                                                           RECORD
                   TITLE OF CLASS                         HOLDERS*

                   Limited Partnership Units              9,395

     *Number of Investments.

     ITEM 6. SELECTED FINANCIAL DATA.

             The following represents selected financial data for the Fund for the years ended December 31, 1993, 1992, 1991, 1990 and 1989. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                                   FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                1993      1992       1991       1990         1989
                                                ----      ----       ----       ----         ----

                                                            (AMOUNTS IN THOUSANDS EXCEPT PER UNIT DATA)

     TOTAL REVENUES                          $14,690    $17,795   $18,799    $18,177    $17,572
                                             =======    =======   =======    =======    =======
     LOSS BEFORE EXTRAORDINARY ITEM          $(2,686)   $(8,310)  $(5,257)   $(6,340)   $(6,863)

     EXTRAORDINARY ITEM                            -      7,022         -          -          -
                                             -------    -------   -------    -------    -------
     NET LOSS                                $(2,686)   $(1,288)  $(5,257)   $(6,340)   $(6,863)
                                             =======    =======   =======    =======    =======
     NET LOSS PER LIMITED
            PARTNERSHIP UNIT <F1>               $(27)      $(13)     $(52)      $(63)      $(68)
                                                ====       ====      ====       ====       ====
     TOTAL ASSETS                            $70,799    $99,401  $112,110   $116,491   $121,483
                                             =======    =======  ========   ========   ========
     LONG-TERM OBLIGATIONS:
            Notes payable                    $59,869    $82,007   $94,509    $94,790    $95,129
                                             =======    =======   =======    =======    =======

     <F1>    $1,000 original contribution per unit after giving effect to the allocation of net loss to the general partner.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             This Item should be read in conjunction with Consolidated Financial Statements and other Items contained elsewhere in this Report.

     RESULTS OF OPERATIONS

             In 1993, some of the Fund's properties experienced an improvement in operations as a result of slight increases in the rental and lease rates due, in part, to improvements in the local economies in which the properties operate. However, the operating results of certain of the Fund's properties continue to be affected by highly competitive market conditions combined with the continued sluggish economy. Markets in some areas remained depressed due, in part, to overbuilding which continued to depress rental rates at some of the Fund's properties. Markets in which the Fund's properties are located are discussed below:

     Phoenix
     The Phoenix economy remains stable. It is anticipated that several companies will be relocating to the area causing increased economic growth.

     Construction continues to decline, allowing absorption of vacant apartment units and rental rate increases. Occupancy increased and rental revenue improved at Greenspoint Apartments due to selective rental rate increases. Occupancy and revenue remained stable at Sandspoint Apartments.

     St. Petersburg/Tampa
     The recession still lingers within the St. Petersburg/Tampa economy. The defense cutbacks and the partial closing of MacDill Airforce Base have kept job growth to a minimum. However, job growth is expected to come from corporate relocations to the area due to lower rents and cost of living. The apartment market is competitive, resulting in stable occupancy and operations at Sunrunner Apartments.

     Dallas
     The Dallas economy is relatively diversified; however, the recession still lingers where continued defense cutbacks have slowed the growth in employment. These job losses were partially offset by major corporations relocating to the area near the Dallas/Fort Worth International Airport causing a recent increase in economic growth in certain submarkets. The apartment market remains competitive due to affordability of new single family homes and recent job losses as described above. Occupancy at McMillan Place Apartments remained stable and selective rental rate increases were implemented during the year due, in part, to a strong submarket.

     Atlanta
     Atlanta's economy appears to be recovering although it remains very weak. Relocating corporations, the 1996 Summer Olympic Games, health services and the F-22 Fighter contract awarded to Lockheed are expected to be major sources of job growth. In addition, UPS has relocated its headquarters to Atlanta. The apartment market remains competitive due to oversupply of available rental units. However, curtailment of apartment construction and continued corporate migration combined with a decline in single family home construction are expected to increase occupancy in the next year. The Partnership's properties operate in competitive submarkets. However, occupancy and rental revenue were relatively stable at Wood Lake, Plantation Forest, Plantation Crossing and Wood Ridge Apartments.

     Charlotte
     The economy is slowly recovering due to job losses in the dominant manufacturing industry. However, these job losses were offset, in part, by job growth in health care and financial services industries as Charlotte continues its transition from a manufacturing economy to a service economy.

     Abatement of construction in some areas has allowed occupancy to stabilize.

     However, the market remains competitive and rental concessions are common. Occupancy and operations at Misty Woods Apartments have remained stable.

     1993 Compared to 1992

             Loss before extraordinary item decreased $5,624,000 in 1993 compared to 1992 primarily due to the $3,846,000 provision for impairment of value and loss on sale recognized in 1992 and to a decrease in interest, operating and depreciation expenses, offset, in part, by decreased rental revenues, due to the sale of Parkside Village Apartments and the foreclosure of The Cove Apartments in 1993, and the sale of the Shadow Lake Apartments in December 1992. The decrease in rental revenue was offset, in part, by the increased rental revenue at certain of the Fund's properties due to increased occupancy. In addition, the decrease in interest expense is also due to lower interest rates obtained from the replacement financing of the Sandspoint and Greenspoint Apartments in June 1992 and Wood Lake, Wood Ridge and Plantation Crossing Apartments in June 1993 which is offset, in part, by the prepayment penalties paid in connection with the Wood Lake, Wood Ridge and Plantation Crossing Apartments refinancing. General and administrative expenses increased due to financing costs incurred in 1993 on refinancings which were not finalized. The gain on sale of property of $576,000 relates to the sale of Parkside Village Apartments and the loss on sale of $44,000 relates to the foreclosure of The Cove Apartments.

     1992 Compared to 1991

             Loss before extraordinary item increased $3,053,000 in 1992 compared to 1991 primarily due to the $1,694,000 and $1,895,000 provisions for impairment of value recognized in 1992 on The Cove Apartments and Parkside Village Apartments, respectively, and the $257,000 loss on sale of Shadow Lake Apartments recognized in 1992. Rental revenues, operating expenses and interest expenses decreased, in part, as a result of cessation of recording the operating results of Shadow Lake and The Cove Apartments since these properties were placed into receivership in 1992; however, operating expenses increased at most of the remaining properties. Depreciation expense decreased due to depreciation no longer being recorded on Shadow Lake and The Cove Apartments when a receiver was placed on the properties. Interest and other income decreased due to a decrease in interest rates and cash available for investments.

             The $7,022,000 extraordinary item - gain on extinguishment of debt recognized in 1992 relates to the debt -forgiveness by the lenders from the sale of Shadow Lake Apartments and the refinancing on Sandspoint and Greenspoint Apartments in 1992.

     FUND LIQUIDITY AND CAPITAL RESOURCES

     Introduction

             The results of project operations are determined by rental revenues less operating expenses (exclusive of depreciation and amortization) and debt service (see Item 2, Properties). Seven of the Fund's ten properties operating during all or part of 1993 generated positive project operations while Parkside Village, McMillan Place and Misty Woods Apartments experienced negative project operations. The Fund, after taking into account results of project operations, interest and other income and general and administrative expenses, incurred negative results from operations for the period, as defined herein. Negative results are also anticipated to occur in 1994. Cash distributions from operations were suspended since 1987. It is anticipated that cash distributions will remain suspended in 1994.

             Net project operations should not be considered as an alternative to net loss (as presented in the consolidated financial statements) as an indicator of the Fund's operating performance or to cash flows as a measure of liquidity. As presented in the Consolidated Statement of Cash Flows, cash was used by operating activities. Cash was provided by investing activities from proceeds from sale of rental property and used for additions and improvements to rental properties, an increase in restricted cash and cost of sale of rental property. Cash was used by financing activities primarily for notes payable principal payments and repayments of notes payable to affiliate of the general partner and provided primarily by notes payable proceeds on the refinancing of Wood Lake, Wood Ridge and Plantation Crossing Apartments.
             As a result of scheduled pay rate increases in 1990 in accordance with the Greenspoint and Sandspoint Apartments debt modification agreements, the Fund approached the lender on these notes requesting further debt relief or a discounted prepayment on the loans. The Fund received approval from the lender for discounted prepayments. The discounted prepayments were contingent upon receiving proceeds from replacement financing on the properties, which the Fund obtained in June 1992, as discussed in Note 7 to the consolidated financial statements.

             The Fund had been negotiating debt modification or a discounted payoff with the lender of the loan on Shadow Lake Apartments but was unsuccessful. In an effort to obtain debt modification, the Fund did not make the June 1992 debt service payment. The lender issued a notice of default and placed a receiver on the property on July 31, 1992. As discussed in Note 7 to the consolidated financial statements, the property was sold in December 1992. The net loss on sale was $257,000. The total consideration for the property was $11,724,000, including mortgage financing of $8,000,000 when acquired in November 1983.

             The Fund approached the lender on McMillan Place Apartments requesting an extension of the modification agreement which expired in October 1991 and, as discussed in Note 4 to the consolidated financial statements, finalized an agreement in July 1992.

             The Fund borrowed an additional $291,000 in 1993 from an affiliate of the general partner to provide cash for working capital needs. The Fund repaid $1,309,000 in principal and $86,000 in interest to an affiliate of the general partner in 1993. As of December 31, 1993 the Partnership had outstanding borrowings of $370,000 from an affiliate of the general partner as discussed in Note 5 to the consolidated financial statements.

             The Fund had been attempting to refinance the Wood Lake, Wood Ridge and Plantation Crossing Apartments loans in the amount of $6,850,000, $6,371,000 and $4,361,000, respectively, due in 1993 and 1994. As discussed in Note 4 to the consolidated financial statements, the Fund finalized an agreement with a new lender for replacement financing in June 1993. The new financing has a variable interest rate and matures in 1998. A wholly owned subsidiary was formed in October 1992 into which the properties were transferred in June 1993 as a condition of the refinancing.

             The Fund had not made the debt service payments since July 1992 on The Cove Apartments note payable. Consequently, the lender issued a notice of default and placed a receiver on the property on September 1, 1992. As discussed in Note 8 to the consolidated financial statements, the property was acquired through foreclosure by the first lender in July 1993. The net loss on property disposition after the $1,694,000 provision for impairment of value recognized in 1992 was $44,000. The total consideration for the property was $23,732,000, including mortgage financing of $14,546,000 when acquired in December 1984.

             The Fund placed Parkside Village Apartments, located in Aurora, Colorado, on the market for sale due to working capital needs for the Fund and continued improvement in the Denver market. As a result, as discussed in Note 8 to the consolidated financial statements, the Fund sold the property in May 1993 for $11,259,000. Net gain on the sale after the provision for impairment of value of $1,895,000 recognized in 1992 was $576,000. A substantial portion of the proceeds received from this sale was used to replenish working capital reserves, pay down the notes due to an affiliate of the general partner and pay down $500,000 on the Sunrunner Apartments note payable which was a condition of the sale of Parkside Village Apartments. The total consideration for the Parkside Village Apartments was $17,262,000, including mortgage financing of $10,000,000 when acquired in November 1983.

             The two remaining letters of credit on Misty Woods Apartments were scheduled to expire in June 1993. However, the Fund obtained a one year extension to June 1994. Upon expiration the lender will re-evaluate the requirements for such letters of credit, but could determine that all or part of these amounts be drawn to pay down the loan. As discussed in Note 3 to the consolidated financial statements, the Fund has cash reserved for this purpose should payment be required by the lender.

             The Fund approached the lender of the $5,804,000 first loan on Misty Woods Apartments for debt modification and an extension of the May 1996 maturity date. The lender is currently reviewing the proposal.

             The Fund has a balloon payment on McMillan Place Apartments of $10,800,000 due in December 1994. To meet this obligation, the Fund is currently negotiating with the lender for debt modification.

             In October 1993, Greenspoint Apartments sustained flood damage as a result of heavy rainfall. The Fund incurred $45,000 in damage, which was paid for by the Fund's insurance carrier.

             As discussed in Note 9 to the consolidated financial statements, in February 1994 the Fund sold Plantation Forest Apartments for $2,450,000. The estimated loss on the sale was $149,000 which will be recognized in the first quarter of 1994. Total consideration paid for the property was $3,429,000 including mortgage financing of $1,760,000 when acquired in June

     1984. Net proceeds realized from the sale were, in part, used to fully repay the demand notes held by an affiliate of the general partner.

             In 1993, the Fund spent $658,000 on additions and improvements to properties, the majority of which was spent at Sandspoint, Sunrunner and Wood Ridge Apartments. In 1994, the Fund anticipates spending approximately $781,000 on property additions and improvements, the majority of which will be spent at Sandspoint, Wood Lake, Wood Ridge and McMillan Place Apartments. However, due to the limited cash available only improvements necessary to maintain occupancy or to meet safety requirements will be made in 1994.

     Conclusion

             At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the success of the Fund's strategy as set forth herein, as well as upon significant improvement in the performance of the Fund's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Fund's ability to obtain additional financing, refinancing, or debt restructuring as required.

             Since January 1991, the Fund's working capital reserves have been depleted and insufficient funds have been available to meet ongoing operating requirements. Subsequently, after periodically notifying the general partner of the Fund's need for capital to maintain operations, short-term loans have been obtained from an affiliate of the general partner. A substantial portion of the proceeds received from the sale of Parkside Village Apartments was used to pay down these borrowings.

             In order to meet capital and operating requirements and to hold and operate its properties, the Fund sold Parkside Village Apartments in May 1993 and Plantation Forest in February 1994 and obtained refinancing on the Wood Lake, Wood Ridge and Plantation Crossing Apartments. Proceeds received from the sale were used to replenish working capital reserves, pay off the notes payable to an affiliate of the general partner and pay down the Sunrunner Apartments note payable. If the Fund is unable to obtain additional debt modification or refinancing, the Fund may be required to dispose of additional properties now operating at a deficit or with significant balloon payments, through sale or transfer to lenders. The Fund believes this strategy, combined with cash generated from the Fund's properties with positive operations, will allow the Partnership to meet its capital and operating requirements.

             Although inflation impacts the Fund's expenses, the Fund has the ability to attempt to offset expense increases through rent increases. It is impossible to predict the future impact of inflation on the operations of the Fund's properties, the Fund's ability to successfully pass increased costs through to tenants or the impact of inflation on the ultimate sales price of remaining properties.

     ITEM 8. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.


                             CENTURY PROPERTIES FUND XIX
                               (A LIMITED PARTNERSHIP)


                                  TABLE OF CONTENTS

                                                                       PAGE

     Independent Auditors' Report                                        15
     Consolidated Financial Statements:
         Balance Sheets at December 31, 1993 and 1992                    16
         Statements of Operations for the Years Ended
          December 31, 1993, 1992 and 1991                               17
         Statements of Partners' Equity (Deficiency) for the
          Years Ended December 31, 1993, 1992 and 1991                   18
         Statements of Cash Flows for the Years Ended
          December 31, 1993, 1992 and 1991                               19
         Notes to Consolidated Financial Statements                      20
     Financial Statement Schedules:
         Schedule X - Consolidated Statements of Operations
          Information for the Years Ended

     December 31, 1993, 1992 and 1991                                    26
         Schedule XI - Real Estate and Accumulated
          Depreciation at December 31, 1993                              27

             Consolidated financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.

                             INDEPENDENT AUDITORS' REPORT

     Century Properties Fund XIX:

             We have audited the consolidated financial statements of Century Properties Fund XIX (a limited partnership) ("Partnership") and its wholly-owned subsidiaries listed in the accompanying table of contents. Our audits also included the financial statement schedules of the Partnership listed in the accompanying table of contents. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

             The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Partnership has experienced negative cash flow from operations and has a balloon payment of $10,800,000 due in December 1994, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



     DELOITTE & TOUCHE

     San Francisco, California
     March 18, 1994

                             CENTURY PROPERTIES FUND XIX
                               (A LIMITED PARTNERSHIP)

                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1993 AND 1992
                                                      1993            1992

                                        ASSETS
     CASH AND CASH EQUIVALENTS                  $    119,000   $    147,000
     RESTRICTED CASH                               1,516,000        825,000
     INTEREST AND OTHER RECEIVABLES                  513,000        711,000
     PREPAID EXPENSES                                146,000              -

     RENTAL PROPERTIES:
     Land                                         12,272,000     17,584,000
     Buildings and improvements                   77,637,000    110,495,000
     Furnishings                                   7,527,000      9,749,000
                                                 -----------   ------------
     Total                                        97,436,000    137,828,000
     Accumulated depreciation                    (29,874,000)   (38,046,000)
     Allowance for impairment of value                     -     (3,589,000)
                                                 -----------   ------------
     Rental properties - net                      67,562,000     96,193,000

     DEFERRED FINANCING COSTS                        943,000      1,525,000
                                                           ------------------------
     TOTAL ASSETS                               $ 70,799,000   $ 99,401,000
                                                ============   ============

                           LIABILITIES AND PARTNERS' EQUITY

     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES   $     55,000  $     364,000
     ACCRUED INTEREST                              2,426,000      4,423,000
     ACCRUED PROPERTY TAXES                          318,000        736,000
     NOTES PAYABLE TO AFFILIATE OF
      THE GENERAL PARTNER                            370,000      1,388,000
     REFUNDABLE DEPOSITS                             310,000        346,000
     NOTES PAYABLE                                59,869,000     82,007,000
                                                        -----------------------
     TOTAL LIABILITIES                            63,348,000     89,264,000
                                                 -----------   ------------
     PARTNERS' EQUITY (DEFICIENCY):
      GENERAL PARTNER                             (8,192,000)    (7,875,000)
      LIMITED PARTNERS (89,292 units outstanding
      at December 31, 1993 and 1992)              15,643,000     18,012,000
                                                ------------   ------------
     TOTAL PARTNERS' EQUITY                        7,451,000     10,137,000
                                                ------------   ------------
     TOTAL LIABILITIES AND PARTNERS' EQUITY     $ 70,799,000   $ 99,401,000
                                                ============   ============
                   See notes to consolidated financial statements.



                                          CENTURY PROPERTIES FUND XIX
                                            (A LIMITED PARTNERSHIP)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                      1993           1992           1991
                                                      ----           ----           ----
     REVENUES:
     Rental                                      $14,052,000    $17,735,000    $18,676,000
     Interest and other                               62,000         60,000        123,000
     Gain on sale of property                        576,000              -              -
                                                 -----------    -----------   ------------
     Total revenues                               14,690,000     17,795,000     18,799,000
                                                 -----------    -----------   ------------
     EXPENSES (including $57,000, $1,329,000
      and $1,258,000 paid or payable to the
      general partner and affiliates in
      1993, 1992 and 1991):
     Interest                                      6,807,000      9,392,000      10,075,000
     Operating                                     6,992,000      8,535,000      8,875,000
     Depreciation                                  2,840,000      3,784,000      4,535,000
     General and administrative                      693,000        548,000        571,000
     Provision for impairment of
      value and loss on sale                          44,000      3,846,000              -
                                                 -----------    -----------    -----------
     Total expenses                               17,376,000     26,105,000     24,056,000
                                                 -----------    -----------    -----------
     LOSS BEFORE EXTRAORDINARY ITEM               (2,686,000)    (8,310,000)    (5,257,000)

     EXTRAORDINARY ITEM - Gain on
      extinguishment of debt                               -      7,022,000              -
                                                 -----------    -----------    -----------
     NET LOSS                                    $(2,686,000)   $(1,288,000)   $(5,257,000)
                                                 ===========    ===========    ===========
     NET LOSS PER LIMITED PARTNERSHIP UNIT:
     Loss before extraordinary item                     $(27)          $(82)          $(52)
     Extraordinary item                                    -             69              -
                                                        ----           ----           ----

     Net loss                                           $(27)          $(13)          $(52)============


                                See notes to consolidated financial statements.

                                          CENTURY PROPERTIES FUND XIX
                                            (A LIMITED PARTNERSHIP)

                           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                    GENERAL        LIMITED
                                                    PARTNER        PARTNERS        TOTAL

     BALANCE, JANUARY 1, 1991                    $(7,103,000)   $23,785,000    $16,682,000
     NET LOSS                                       (620,000)    (4,637,000)    (5,257,000)
                                                 -----------    -----------    -----------
     BALANCE, DECEMBER 31, 1991                   (7,723,000)    19,148,000     11,425,000
     LOSS BEFORE EXTRAORDINARY ITEM                 (981,000)    (7,329,000)    (8,310,000)
     EXTRAORDINARY ITEM                              829,000      6,193,000      7,022,000
                                                 -----------    -----------    -----------
     BALANCE, DECEMBER 31, 1992                   (7,875,000)    18,012,000     10,137,000
     NET LOSS                                       (317,000)    (2,369,000)    (2,686,000)
                                                 -----------    -----------    -----------
     BALANCE, DECEMBER 31, 1993                  $(8,192,000)   $15,643,000    $ 7,451,000
                                                 ===========    ===========    ===========
                                See notes to consolidated financial statements.

                                          CENTURY PROPERTIES FUND XIX
                                            (A LIMITED PARTNERSHIP)

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                                      1993           1992           1991
                                                      ----           ----           ----

     OPERATING ACTIVITIES
     Net loss                                    $(2,686,000)   $(1,288,000)   $(5,257,000)
     Adjustments to reconcile net loss
      to net cash provided (used) by
      operating activities:
        Depreciation and amortization              3,199,000      4,047,000      4,772,000
        Accrued interest added to note
        payable principal                                  -              -         61,000
        Costs expensed on attempted
        property refinancings                         64,000              -         38,000
        Provision for impairment of
        value and loss on sale                        44,000      3,846,000              -
        Gain on sale of property                    (576,000)             -              -
        Extraordinary item - gain on
       extinguishment of debt                              -     (7,022,000)             -
        Changes in operating assets and liabilities:
        Interest and other receivables               (20,000)      (109,000)       234,000
        Prepaid expenses                            (146,000)             -         89,000
        Accounts payable and accrued liabilities  (1,869,000)     1,715,000        603,000
        Refundable deposits                          (36,000)      (126,000)       (24,000)
                                                  ----------    -----------   ------------
     Net cash provided (used) by
      operating activities                        (2,026,000)     1,063,000        516,000
                                                  ----------    -----------   ------------
     INVESTING ACTIVITIES
     Restricted cash (increase) decrease            (691,000)       128,000        (71,000)
     Rental properties additions and improvements   (658,000)      (557,000)      (654,000)
     Proceeds from sale of rental property        11,259,000      6,245,000              -
     Purchase of cash investment                           -        (50,000)       (50,000)
     Proceeds from cash investments                        -        100,000         50,000
     Cost of sale of rental property                (772,000)       (18,000)             -
                                                  ----------     ----------   ------------
     Net cash provided (used) by
      investing activities                         9,138,000      5,848,000       (725,000)

                                                  ----------     ----------   ------------

     FINANCING ACTIVITIES
     Proceeds from notes payable to
      affiliate of the general partner               291,000        786,000        602,000
     Repayment of notes payable to
      affiliate of general partner                (1,309,000)             -              -

     Notes payable proceeds                       20,375,000     18,250,000              -
     Notes payable principal payments             (26,523,00
     Financing costs paid                           (497,000)    (1,308,000)       (56,000)
     Financing cost refunded                         523,000              -              -
                                                 -----------    -----------   ------------
     Net cash provided (used)
      by financing activities                     (7,140,000)    (6,887,000)       156,000
                                                 -----------    -----------   ------------
     INCREASE (DECREASE) IN CASH AND CASH

      EQUIVALENTS                                    (28,000)        24,000        (53,000)
     Cash and cash equivalents
      at beginning of year                           147,000        123,000        176,000
                                                 -----------    -----------   ------------
     CASH AND CASH EQUIVALENTS
      AT END OF YEAR                             $   119,000    $   147,000   $    123,000
                                                 ===========    ===========   ============
                               SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid in cash during the year        $7,826,000     $7,700,000     $8,937,000
                                                  ==========     ==========     ==========
                     SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Accrued interest added to note payable principal     $-             $-        $24,000
                                                          ==             ==        =======
     Accrued interest and interest expense offset by
      rehabilitation and maintenance work                 $-             $-       $315,000
                                                          ==             ==       ========
     Disposition of rental property in 1992 and 1993 - See Notes 7 and 8.
     Extinguishment of debt - See Note 7.

                                See notes to consolidated financial statements.

                             CENTURY PROPERTIES FUND XIX
                               (A LIMITED PARTNERSHIP)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Organization - Century Properties Fund XIX ("Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("Fox", formerly known as Fox & Carskadon Financial Corporation), a California corporation, Fox Realty Investors ("FRI") (formerly known as Century Partners), a California general partnership, and Fox Partners 83, a California general partnership.

     The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by Fox.

             On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity II") became the managing partner of FRI and acquired voting control and assumed operational control over Fox. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Partnership.

             Basis of Presentation and Operating Strategy - The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership, after taking into account accrued but unpaid interest on certain notes payable for which the Partnership had suspended debt service payments, has experienced cash flow deficiencies during recent years. At December 31, 1993, the Partnership had borrowed a total of $370,000 from affiliates of the general partner for working capital needs. The Partnership holds investments in and operates properties in real estate markets that are experiencing unfavorable economic conditions. Many of the Partnership's properties are or were located in oil industry related and other weakened markets and have experienced operating difficulties. In addition, markets in some areas remained depressed due in part to overbuilding which continued to depress residential rental rates. The level of sales of existing properties have been affected by the limited availability of financing in real estate markets. As disclosed in Note 4, the Partnership has a balloon payment of $10,800,000 on McMillan Place Apartments due in December 1994. To meet this obligation the Partnership is negotiating with the lender for an extension and modification of the loan. The Partnership's ability to hold and operate its remaining properties is dependent on obtaining refinancing or debt restructuring as required. If the Partnership is unable to obtain debt modification or refinancing, it is likely that dispositions of properties now operating at a deficit or with significant balloon payments will occur through sale, foreclosure or transfer to the lenders. The Partnership sold Plantation Forest in February 1994 and with the proceeds from the sale paid off the remaining loans from an affiliate of the general partner. The Partnership believes this strategy, combined with cash generated from the Partnership's properties with positive operations are expected to allow the Partnership to meet its capital and operating requirements. The outcome of these uncertainties cannot presently be determined. The consolidated financial statements do not include any adjustments that might result from the ultimate outcome of these uncertainties.

             Distributions - Cash distributions have been suspended since 1987. It is anticipated that cash distributions will remain suspended in 1994.

             Consolidation - The consolidated financial statements include the statements of the Partnership and its wholly owned subsidiaries, one of which was formed in April 1992 into which Sandspoint and Greenspoint Apartments were transferred. Another subsidiary was formed in October 1992 into which Wood Lake, Wood Ridge and Plantation Crossing Apartments were transferred in June 1993. An additional subsidiary was formed in May 1993 into which Sunrunner Apartments was transferred. All significant intercompany transactions and balances have been eliminated.

             New Accounting Pronouncements - In December 1991, the Financial Accounting Standards Board (FASB) issued Statement No. 107, "Disclosures About Fair Value of Financial Instruments". This Statement will not affect the financial position or results of operations of the Partnership but will require additional disclosure on the fair value of certain financial instruments for which it is practicable to estimate fair value.
     Disclosures under this statement will be required in the 1995 financial statements.

             Cash and Cash Equivalents - The Partnership considers cash investments, principally commercial paper, with an original maturity date of three months or less at the time of purchase to be cash equivalents.

             Rental Properties - Rental properties are stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to five years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, rental properties and improvements are stated at cost.

             Depreciation - Depreciation is computed by the straight-line method over estimated useful lives of 30 years for buildings and improvements and six years for furnishings. Properties for which a provision for impairment of value has been recorded and are expected to be disposed of within the next year are not depreciated.

             Properties in Receivership - When a property has been placed in receivership and the Partnership does not expect to regain control of such property, the Partnership no longer records operating revenues and expenses, depreciation or other non cash expenses subsequent to the date of receivership. In addition, interest is no longer accrued on such property's notes payable as the Partnership does not expect to pay such interest.

             Deferred Financing Costs - Financing costs are deferred and amortized over the lives as interest expense of the related loans, which range from three to ten years, or expensed if financing is not obtained.

             Net Loss Per Limited Partnership Unit - The net loss per limited partnership unit is computed by dividing the net loss allocated to the limited partners by 89,292 units outstanding.

             Income Taxes - No provision for Federal and state income taxes has been made in the consolidated financial statements because income taxes are the obligation of the partners.

             Reclassification - Certain amounts have been reclassified to conform to the 1993 presentation.

     2.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                In accordance with the Partnership Agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P., which performed partnership management and other services for the Partnership. On January 1, 1993, Metric Management, Inc., a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates during 1993. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Partnership's general partner assumed responsibility for cash management of the Partnership as of December 23, 1993 and assumed responsibility for day-to-day management of the Partnership's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994. In addition, interest was charged on borrowings from affiliates of the general partner to the Partnership. Related party expenses are as follows:


                                            1993        1992         1991

     Property management fees             $    -   $  886,000    $  878,000
     Reimbursement of operational expenses:
            Accounting                         -      269,000       269,000
            Investor services                  -       66,000        41,000
            Professional services              -       39,000        44,000
                                          ------   ----------    ----------
     Total                                $    -   $1,260,000    $1,232,000
                                          ======   ==========    ==========
     Interest expense                    $57,000      $69,000       $26,000

                                         =======      =======       =======

             In accordance with the Partnership Agreement, the general partner received a Partnership management incentive allocation equal to ten percent of net and taxable income (losses) before gains on property dispositions. The general partner was also allocated its two percent continuing interest in the Partnership's net and taxable income (loss) after the preceding allocation. The general partner is also allocated gain on property dispositions to the extent it is entitled to receive distributions and then 12 percent of remaining gain.

     3.      RESTRICTED CASH

             Restricted cash at December 31, 1993 represents $160,000 in restricted tenant security deposits, $700,000 required to be maintained in accordance with the new financing agreement on Wood Lake, Wood Ridge and Plantation Crossing Apartments in order to meet future capital requirements, and $656,000 security for letters of credit totalling $600,000 which the Partnership provided the lender in connection with the purchase of Misty Woods Apartments. These letters of credit may be drawn upon by the lender under certain conditions. They are subject to annual review and renewal by the lender, and will be released upon satisfaction of the conditions per the agreement, principally the attainment of certain rental income levels at the property. The letters of credit were due June 15, 1993. However, the Partnership obtained an extension for an additional year to June 1994. Upon expiration the lender will re-evaluate the requirements for such letters of credit, but could determine that all or part of these amounts be drawn on to pay down the loan. Restricted cash of $656,000 has been invested in commercial paper and matured in January 1994 at an interest rate of 3.35 percent per annum.

     4.      NOTES PAYABLE

             Individual rental properties are pledged as collateral for the related notes payable. Interest rates range from 7.6 percent to 10.9 percent at December 31, 1993. Generally, the difference between the pay rates and contract rates was accrued and bore interest at the contract rate. The notes are generally payable monthly, mature between 1994 and 1998 and require balloon payments. Plantation Forest Apartments was sold in February 1994 and the related note payable was paid at sale. See Note
     9. After reflecting the property sale as discussed above, principal payments at December 31, 1993 are required as follows:

     1994                                                 $13,562,000
     1995                                                  17,611,000
     1996                                                   6,083,000
     1997                                                   3,536,000
     1998                                                  19,077,000
                                                          -----------
     Total                                                $59,869,000
                                                          ===========

             Amortization of the deferred financing costs totalled $349,000, $256,000 and $213,000 for 1993, 1992 and 1991, respectively.

             The Fund approached the lender on McMillan Place Apartments requesting an extension of the current modification agreement which expired in October 1991 and finalized an agreement in July 1992. Monthly interest only payments will be made at 9.625 percent per annum from October 1, 1991 through November 1992, 10.250 percent from December 1992 through November 1993 and 10.875 percent from December 1993 through the loan's maturity date of December 1, 1994. The difference between the contract rate of 10.875 percent per annum and the modified pay rate is deferred and accrues interest at the contract rate.

             The Fund has a balloon payment on McMillan Place Apartments of $10,800,000 due in December 1994. To meet this obligation, the Fund is negotiating with the lender for debt modification and an extension of the loan.

             In June 1993 the Partnership finalized an agreement for replacement financing on Wood Lake, Wood Ridge and Plantation Crossing Apartments. The existing notes of $6,850,000, $6,371,000 and $4,361,000, respectively, with contract interest rates ranging from 11.75 percent to 13.98 percent and scheduled to mature in 1993 and 1994, were prepaid. The new loan in the amount of $20,375,000 with a variable interest rate of 4.125 percent over a 90 day LIBOR rate not to exceed 11.50 percent in the first three years, is due in June 1998. The loan interest rate was 7.6 percent at December 31, 1993. The note requires a minimum pay rate ranging from 8.5 percent to 9.5 percent. The difference between the loan interest rate and the minimum pay rate is credited to principal. The new financing agreement requires a $700,000 working capital reserve to be maintained by the Partnership. In connection with this refinancing, the Partnership was required to pay $540,000 in related costs, in addition to $199,000 in prepayment penalties.

     The agreement also required the Partnership to transfer the properties into a separate wholly owned subsidiary and to cross-collateralize the properties as security for the loan. Prepaid financing costs of $523,000 were refunded in 1993 when the original lender rejected the loan.

             In connection with the Parkside Village Apartments sale, the note payable on Sunrunner Apartments was paid down by $500,000.

     5.      NOTES PAYABLE TO AFFILIATE OF THE GENERAL PARTNER

             The Partnership borrowed an additional $291,000 in 1993 from an affiliate of the general partner to provide cash for working capital needs.

     The Partnership repaid $1,309,000 in principal and $86,000 in interest to an affiliate of the general partner in 1993. As of December 31, 1993 the Partnership had outstanding borrowings of $370,000 from an affiliate of the general partner to provide cash for working capital needs. These remaining notes bear interest at the prime rate plus one percent (prime rate was six percent at December 31, 1993) and are payable upon demand. Accrued interest payable to an affiliate of the general partner was $65,000 as of December 31, 1993. In February 1994 the Partnership paid off all remaining and outstanding borrowings owed to an affiliate of the general partner. Interest charged on the notes was $57,000, $69,000 and $26,000 for the year ended December 31, 1993, 1992 and 1991, respectively.

     6.      PROVISION FOR IMPAIRMENT OF VALUE AND LOSS ON SALE

             In 1992, the Partnership determined that it would allow The Cove Apartments, located in Tampa, Florida to be acquired by the lender through foreclosure. Accordingly, a provision for impairment of value of $1,694,000 was recognized in 1992 to reduce the carrying value of the property based on the estimated economic loss to the Partnership. Carrying value includes the cost of the property less accumulated depreciation and unamortized deferred financing costs.
             The Partnership had placed Parkside Village Apartments, located in Aurora, Colorado on the market for sale at a price less than its current carrying value. Accordingly, a provision for impairment of value of $1,895,000 was recognized in 1992 to reduce the carrying value based on the estimated economic loss to the Partnership. Carrying value includes cost of the property less accumulation depreciation and unamortized deferred financing costs.

             In July 1993, the Partnership disposed of The Cove Apartments through foreclosure, as discussed in Note 8, and recognized a $44,000 loss on disposition in 1993.

     7.      EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT

             In June 1992, the Partnership obtained replacement financing on the Sandspoint and Greenspoint Apartments. The existing notes of $11,750,000 and $10,000,000 with an interest rate of 10 percent at June 30, 1992, which had been due in 1995, were prepaid at a discounted amount totalling $17,721,000. The replacement financing on the Sandspoint and Greenspoint Apartments totalled $9,820,000 and $8,430,000, respectively. In connection with the financing, the Partnership paid $727,000 in refinancing costs.
     The new financing agreement provides for a variable interest rate at 4.50 percent over a 90 day LIBOR interest rate. The current interest rate is
     7.75 percent with a minimum pay rate of 10 percent. The notes will mature in 1995 with an option to extend the maturity date an additional two years.

     The agreement also required the Fund to transfer the properties into a separate wholly owned subsidiary and to cross-collateralize the properties as security for the loans. The discount amount of $4,029,000 plus accrued interest of $886,000 forgiven by the lender upon prepayment of the original financing, net of unamortized loan fees of $113,000 was recognized by the Partnership as extraordinary item - gain on extinguishment of debt in the 1992 consolidated financial statements.

             The Partnership had been negotiating debt modification or a discounted payoff with the lender of the loan on Shadow Lake Apartments but was unsuccessful. In an effort to obtain debt modification, the Partnership did not make the June 1992 debt service payment. The lender issued a notice of default and placed a receiver on the property on July 31, 1992. In December 1992, the Partnership sold Shadow Lake Apartments, located in Little Rock, Arkansas for $6,443,000. As part of the sale, a portion of the existing loan in the amount of $6,300,000 was repaid at the time of the sale. The lender forgave the remaining principal balance and accrued interest of $2,330,000. In connection with the property disposition, the Partnership incurred closing costs of $10,000. The net loss on sale was $257,000 which was recognized in 1992. The $2,330,000 amount forgiven by the lender net of unamortized financing costs of $110,000, was recognized as extraordinary item - gain on extinguishment of debt in the 1992 consolidated financial statements.

     8.      DISPOSITION OF RENTAL PROPERTIES

             In May 1993, the Partnership sold Parkside Village Apartments, located in Aurora, Colorado for $11,259,000. After payment of the existing loan of $7,667,000 and costs of the sale of $728,000 (including $281,000 real estate commission paid to an outside broker and $400,000 prepayment penalty on the existing loan), the net proceeds to the Partnership were $2,864,000. The carrying value of the property at the time of sale, net of the $1,895,000 provision for impairment of value recognized in 1992, was $9,955,000. The net gain on the sale was $576,000.

             In July 1993, the Partnership allowed The Cove Apartments, located in Tampa, Florida, to be acquired through foreclosure by the holder of the first loan. Accordingly, the Partnership was relieved of the first note payable of $16,000,000 (which had been due September 1994), $18,000 in accrued property taxes and $619,000 of accrued and unpaid interest. In addition, the expenses of disposition were $52,000. The carrying value of the property at the time of foreclosure, net of the $1,694,000 provision for impairment of value recognized in 1992, was $16,629,000. The net loss on disposition was $44,000 and was recognized in 1993. See Note 6.

     9.      SUBSEQUENT EVENT - SALE OF RENTAL PROPERTY

             In February 1994 the Partnership sold Plantation Forest Apartments, located in Atlanta, Georgia for $2,450,000. After payment of the existing loan of $1,965,000 and expenses of sale of $3,000, the proceeds to the Partnership were $482,000. The estimated loss on the sale of $149,000 will be recognized in the first quarter of 1994. A portion of the proceeds was used to fully repay the remaining and outstanding borrowings owed to an affiliate of the general partner.

     10.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

             The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                                1993         1992         1991

     Net loss - financial statements      $(2,686,000) $(1,288,000) $(5,257,000)
     Differences resulted from:
      Amortization of notes payable
      discount                                  8,000        7,000       24,000
      Depreciation                         (1,887,000)  (2,382,000)  (1,762,000)
      Amortization of deferred financing
       costs and organization expenses       (114,000)     134,000       38,000
      Construction period interest and taxes (471,000)    (510,000)    (513,000)
      Provision for impairment of value             -    3,589,000            -
      Operating - receivership                158,000       77,000            -
      Interest expense -
       short-term borrowings                  (29,000)      69,000       26,000
      Interest - receivership                       -      450,000            -
      Prepayment penalty                     (400,000)           -            -
      Gain on property dispositions - net   6,301,000    3,107,000            -
      Other                                   (12,000)       30,000      (53,000)
                                          -----------   ----------   ----------
     Net income (loss)
      - income tax method                 $   868,000   $3,283,000  $(7,497,000)
                                          ===========   ==========  ===========
     Taxable income (loss) per limited
     partnership unit after giving effect




     to the allocation to the general partner      $8          $32         $(74)
                                                   ==          ===         ====
     Partners' equity -
      financial statements                $ 7,451,000  $10,137,000  $11,425,000
     Differences resulted from:
      Sales commissions and
       organization expenses               12,413,000   12,413,000      12,413,000
      Payments credited to
       rental properties                      215,000      855,000      886,000
      Amortization of notes
       payable discount                       448,000    1,180,000       1,173,000
      Depreciation                        (22,059,000) (30,866,000) (32,670,000)
      Interest expense                     (1,347,000)  (1,569,000)    (818,000)
      Construction period interest
       and taxes                           (4,320,000)  (3,849,000)  (3,712,000)
      Provision for impairment of value             -    3,589,000            -
      Amortization of deferred financing
      costs and organization expenses               -       36,000      122,000
      Acquisition costs expensed                    -      (40,000)     (40,000)
      Interest expense -
      short-term borrowings                    66,000       95,000       26,000
      Other                                   (26,000)       (8,000)     (115,000)
                                          -----------  -----------  -----------
     Partners' deficiency
      - income tax method                 $(7,159,000) $(8,027,000)$(11,310,000)
                                          ===========  =========== ============

                                                              SCHEDULE X


                             CENTURY PROPERTIES FUND XIX
                               (A LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION
                 FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                       COLUMN A                       COLUMN B
                                                CHARGED TO EXPENSES

                         ITEM                1993       1992         1991
     1.  Depreciation                  $2,840,000   $3,784,000  $4,535,000

     2.  Maintenance and repairs       $2,143,000   $2,301,000  $2,352,000

     3.  Property taxes                $1,048,000   $1,435,000  $1,589,000

     4.  Advertising                     $516,000     $506,000    $476,000

     5.  Amortization of financing costs $349,000     $256,000    $213,000

         As to items omitted, amounts did not exceed one percent of total revenues.


                                                                                    SCHEDULE XI

                                          CENTURY PROPERTIES FUND XIX
                                            (A LIMITED PARTNERSHIP)

                                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1993

       1   2        3       4        5        6      7        8        9        10      11       12



     Wood Lake Apartments Atlanta, Georgia
        $ 6,965 $ 1,206  $10,980  $  422         $ 1,206   $11,402  $12,608  $ 4,120    1983 12/83

     Sandspoint Apartments Phoenix, Arizona
          9,503   2,124   13,158     512   $ (44)  2,146    13,604   15,750    4,712    1986  2/84

     Greenspoint Apartments Phoenix, Arizona
          8,157   2,165   11,199     228    (153)  2,140    11,299   13,439    3,900    1986  2/84

     Wood Ridge Apartments Atlanta, Georgia
          7,960   1,632   12,321     509       -   1,632    12,830   14,462    4,556    1982  4/84

     Plantation Crossing Apartments Atlanta, Georgia
          5,348   1,062    7,576     305       -   1,062     7,881     8,943   2,778    1980  6/84

     Plantation Forest Apartments Atlanta, Georgia
          1,966     591    2,803     176       -     591     2,979    3,570      981    1980  6/84

     Sunrunner Apartments St. Petersburg, Florida
          3,366     634    6,485     422       -     634     6,907    7,541    2,467    1981  7/84

     McMillan Place Apartments Dallas, Texas
         10,800   2,399   10,826     493     (11)  2,427    11,280   13,707    3,965    1985  6/85

     Misty Woods Apartments Charlotte, North Carolina
          5,804     429    6,846     148      (7)    434     6,982   7,416     2,395    1986  6/85
        ------- -------  -------  ------  ------  ------  --------  -------  -------

     Total$59,869$12,242 $82,194  $3,215   $(215)$12,272   $85,164  $97,436  $29,874
        ======= =======  =======  ======   ===== =======   =======  =======  =======

                                            See accompanying notes.

     1.       COLUMN A - Description

     2.       COLUMN B - Encumbrances

     3.       COLUMN C - Initial cost to Partnership - Land

     4.       COLUMN C - Initial cost to Partnership - Buildings and
              Improvements

     5.       COLUMN D - Cost Capitalized Subsequent to Acquisition -
              Improvements

     6.       COLUMN D - Cost Capitalized Subsequent to Acquisition -  Carrying
              Costs

     7.       COLUMN E - Gross Amount at Which Carried at Close of Period<F1> -
              Land

     8. COLUMN E - Gross Amount at Which Carried at Close of Period<F1> - Buildings and Improvements

     9. COLUMN E - Gross Amount at Which Carried at Close of Period<F1> - Total<F3>

     10.      COLUMN F - Accumulated Depreciation <F2><F4>

     11.      COLUMN G - Year of Construction

     12.      COLUMN H - Date of Acquisition

                                                       SCHEDULE XI


                             CENTURY PROPERTIES FUND XIX
                               (A LIMITED PARTNERSHIP)

                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                  DECEMBER 31, 1993

     NOTES:

     <F1>    The aggregate cost for Federal income tax purposes is $91,986,000.

     <F2>    Depreciation is computed on lives ranging from six to 30 years.

     <F3>    Balance, January 1, 1991                     $146,079,000
             Improvements capitalized
              subsequent to acquisition                        654,000
                                                          ------------
             Balance, December 31, 1991                    146,733,000
             Improvements capitalized
              subsequent to acquisition                        557,000
             Cost of rental property disposed of            (9,462,000)
                                                          ------------
             Balance, December 31, 1992                    137,828,000
             Improvements capitalized
              subsequent to acquisition                        658,000
             Cost of rental property disposed of           (41,050,000)
                                                          ------------
             Balance, December 31, 1993                   $ 97,436,000
                                                          ============
     <F4>    Balance, January 1, 1991                     $ 32,499,000
             Additions charged to expense                    4,535,000
                                                          ------------
             Balance, December 31, 1991                     37,034,000
             Additions charged to expense                    3,784,000
             Provision for impairment of value               3,589,000
             Accumulated depreciation on rental
              property disposed of                          (2,772,000)
                                                          ------------
             Balance, December 31, 1992                     41,635,000
             Additions charged to expense                    2,840,000
             Accumulated depreciation on rental
              property disposed of                         (11,012,000)
             Allowance for impairment of value
             on rental properties disposed of               (3,589,000)
                                                          ------------
             Balance, December 31, 1993                    $29,874,000
                                                           ===========

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

             Not applicable.

                                       PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The Fund has no directors or executive officers. The following are the names and additional information relating to the directors and executive officers of NPI Equity II. On December 6, 1993, NPI Equity II became managing partner of FRI and acquired voting control and assumed operational control of Fox, thereby obtaining management and control of the general partner. By virtue of their positions with NPI Equity II, the listed individuals control the business affairs of the Fund. FRI, Fox and their affiliates, including NPI, serve directly or indirectly as general partner of 30 public partnerships.

             MICHAEL L. ASHNER (age 41) has been President and a Director of NPI since 1984, President and a Director of NPI Equity II since 1993 and President and a Director of Fox since December 6, 1993. Since 1991, Mr. Ashner has also served as a Director and President of NPI Equity Investments, Inc. ("NPI Equity I"), an affiliate of NPI Equity II, which serves as the general partner of the seven public NPI real estate limited partnerships. In addition, since 1981 Mr. Ashner has been President and sole shareholder of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. He received his A.B. degree cum laude from Cornell University and received a J.D. degree magna cum laude from the University of Miami School of Law, where he was an editor of the law review. Mr. Ashner is a member of the New Jersey, New York and Florida bar associations and is a member of the Executive Council of the Board of Directors of the National Multi Housing Council.

             MARTIN LIFTON (age 61) has been the Chairman and a Director of NPI since 1991 and NPI Equity II since 1993 and the Chairman and a Director of Fox since December 6, 1993. In addition, since 1991, Mr. Lifton has served as the Chairman and a Director of NPI Equity I. Mr. Lifton is also Chairman and President of Lifton Company, a real estate investment firm. Since entering the real estate business 35 years ago, Mr. Lifton has engaged in a wide range of real estate activities, including the purchase and construction of apartment complexes in the New York metropolitan area and in the southeastern and midwestern United States. Mr. Lifton was also one of the founders of the Bank of Great Neck of which he is Chairman and a major stockholder. Mr. Lifton received his B.S. degree from the New York University School of Commerce where he majored in real estate.

             ARTHUR N. QUELER (age 47) was a co-founder of NPI, of which he has been Executive Vice President and a Director since 1984. Mr. Queler has also been Executive Vice President and a Director of NPI Equity II since 1993 and of Fox since December 6, 1993. Since 1991, Mr. Queler has been Executive Vice President and a Director of NPI Equity I. In addition, since 1983 Mr. Queler has been President of ANQ Securities, Inc., a NASD registered broker-dealer firm which has been responsible for supervision of licensed brokers and coordination with a nationwide broker-dealer network for the marketing of NPI investment programs. Prior to 1983, Mr. Queler was a managing general partner of Berg Harquel Associates, a real estate syndication firm, in which capacity he was involved in the acquisition, syndication and management of 23 properties. Mr. Queler is a certified public accountant. He received B.B.A. and M.B.A. degrees from the City College of New York.

             Messrs. Ashner, Lifton and Queler currently are the beneficial owners of all of the outstanding stock of NPI.

     ITEM 11.   EXECUTIVE COMPENSATION

             The Fund does not pay or employ any directors or officers. Compensation to the directors and officers of Fox, the managing general partner of the general partner, and to the partners of FRI, a general partner of the general partner, is paid directly by Fox and FRI, as the case may be.

             The Fund has not established any plans pursuant to which plan or non-plan compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future, nor has the Fund issued or established any options or rights relating to the acquisition of its securities or any plans relating to such options or rights. However, the general partner of the Fund has received and is expected to receive certain allocations, distributions and other amounts pursuant to the Fund's limited partnership agreement.

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             There is no person known to the Fund who owns beneficially or of record more than five percent of the voting securities of the Fund. Other than the 100 Limited Partnership Units which Fox purchased at or prior to the closing date, the Fund's general partners have not contributed any capital to the Fund. With respect to the ownership of 100 Limited Partnership Units, Fox has the same rights and entitlement as all other limited partners. However, the general partner has discretionary control over most of the decisions made by or for the Fund pursuant to the terms of the Fund's limited partnership agreement. The Fund has no directors or officers. The directors and executive officers of Fox and the partners of FRI, as a group, own less than one percent of the Fund's voting securities.

             There are no arrangements known to the Fund, the operation of which may, at a subsequent date, result in a change in control of the Fund.

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             The Fund borrowed an additional $291,000 in 1993 from an affiliate of the general partner to provide cash for working capital needs. The Fund repaid $1,309,000 in principal and $86,000 in interest to an affiliate of the general partner in 1993. On December 6, 1993 an affiliate of NPI Equity II purchased the remaining and outstanding loans owed to an affiliate of the general partner. As of December 31, 1993 the Partnership had outstanding borrowings of $370,000 from an affiliate of the general partner to provide cash for working capital needs. These remaining notes bear interest at the prime rate plus one percent (prime rate was six percent at December 31, 1993) and are payable upon demand. In February 1994 the Partnership paid off all remaining and outstanding borrowings owed to an affiliate of the general partner. Interest charged on the notes was $57,000, $69,000 and $26,000 for the year ended December 31, 1993, 1992 and
     1991, respectively.

                                       PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
     8-K.

     (a) 1., 2. and 3. See Item 8 of this Form 10-K for the Financial Statements of the Fund, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)
     (b) The following report on Form 8-K was required to be filed during the last quarter covered by this Report:


             DATE OF      ITEM
            MONTH         SUCH    NUMBERS
            FILED        REPORT   REPORTED    DESCRIPTION

           December     12/6/93      1     Changes in Control
                                             of Registrant

     (c) Financial Statement Schedules, if required by Regulation S-K, are included in Item 8.

                                      SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                CENTURY PROPERTIES FUND XIX

             By:  FOX PARTNERS II
                  Its General Partner

             By:  FOX CAPITAL MANAGEMENT CORPORATION
                  A General Partner ("FOX")



             By: /s/ Michael L. Ashner
                ------------------------
                Michael L. Ashner
                President

                Date:  March 18, 1994

             Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



     By:     /s/ Michael L. Ashner     By: /s/ Arthur N. Queler
             ----------------------        ----------------------
             Michael L. Ashner             Arthur N. Queler
             President and Director of     Executive Vice President (Principal
             FOX                           Financial and Accounting Officer)
                                           and Director of
                                           FOX


     By:     /s/ Martin Lifton
             --------------------
             Martin Lifton
             Chairman and Director of
             FOX




     Date:  March 18, 1994