Form 10-Q
period 1994-03-31
CENTURY PROPERTIES FUND XIX
filed 1994-05-20
CIK 705752

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  March 31, 1994

                                   OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to __________________

                       Commission file number   0-11935

                         Century Properties Fund XIX
            (Exact name of registrant as specified in its charter)

         California                                   94-2887133
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
    (Address of principal executive office)               (Zip Code)

        Registrant's telephone number, including area code (404) 916-9090

                                     N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No _____


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ______        No ______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _____________________.

                                   1 of 10

        CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1994

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                 March 31,       December 31,
                                                   1994             1993
                                                 (Unaudited)      (Audited)
Assets

Cash and cash equivalents                        $     419,000   $     119,000
Restricted cash                                      1,516,000       1,516,000
Receivables and other assets                           887,000         659,000

Real Estate:
   Real estate                                      86,690,000      89,909,000
   Furnishings                                       7,247,000       7,527,000
   Accumulated depreciation                        (29,578,000)    (29,874,000)
                                                 --------------  --------------
Net real estate                                     64,359,000      67,562,000

Deferred financing costs - net                         843,000         943,000
                                                 --------------  --------------

  Total assets                                   $  68,024,000   $  70,799,000
                                                 --------------  --------------
                                                 --------------  --------------

Liabilities and Partners' Equity

Accrued expenses and other liabilities           $   3,279,000   $   3,109,000
Notes payable to affiliate of the
  general partner                                            -         370,000
Notes payable                                       57,779,000      59,869,000
                                                 --------------  --------------

  Total liabilities                                 61,058,000      63,348,000
                                                 --------------  --------------


Partners' equity:

General partner                                     (8,249,000)     (8,192,000)
Limited partners (89,292 units outstanding at
  March 31, 1994 and December 31, 1993)             15,215,000      15,643,000

                                                 --------------  --------------

  Total partners' equity                             6,966,000       7,451,000
                                                 --------------  --------------

  Total liabilities and partners' equity         $  68,024,000   $  70,799,000
                                                 --------------  --------------
                                                 --------------  --------------

                 See notes to consolidated financial statements.

                                   2 of 10

CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1994



Consolidated Statements of Operations (Unaudited)



                                                 For the Three Months Ended
                                               March 31, 1994    March 31, 1993


Revenues:

  Rental                                         $   3,417,000   $   3,754,000
  Interest and other                                    13,000          10,000
  Loss on sale of property                            (149,000)            -
                                                 --------------  --------------
    Total revenues                                   3,281,000       3,764,000
                                                 --------------  --------------

Expenses:

  Operating                                          1,563,000       1,903,000
  Interest                                           1,381,000       1,802,000
  Depreciation                                         685,000         696,000
  General and administrative                           137,000         210,000
                                                 --------------  --------------
    Total expenses                                   3,766,000       4,611,000
                                                 --------------  --------------

Net loss                                         $    (485,000)  $    (847,000)
                                                 --------------  --------------
                                                 --------------  --------------

Net loss per limited partnership unit            $          (5)  $          (8)
                                                 --------------  --------------
                                                 --------------  --------------

                See notes to consolidated financial statements.

                                   3 of 10


          CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1994


Consolidated Statements of Cash Flows (Unaudited)
                                                  For the Three Months Ended
                                                March 31, 1994   March 31, 1993

Operating Activities:

Net loss                                           $  (485,000)  $    (847,000)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                        779,000         771,000
  Loss on sale of property                             149,000             -
  Costs expensed on attempted property
   refinancing                                              -          64,000
Changes in operating assets and liabilities:
  Receivables and other assets                        (228,000)         94,000
  Accrued expenses and other liabilities               170,000           9,000
                                                 --------------  --------------

Net cash provided by operating activities              385,000          91,000
                                                 --------------  --------------

Investing Activities:

Additions to rental properties                         (72,000)       (112,000)
Increase in restricted cash                                  -          (3,000)
Property sales expenses paid                            (3,000)        (36,000)
Proceeds on sale of property                         2,450,000
                                                 --------------  --------------

Net cash provided by (used in) investing
 activities                                          2,375,000        (151,000)
                                                 --------------  --------------

Financing Activities:

Proceeds from notes payable to affiliate
 of the general partner                                      -         241,000
Repayment of notes payable to affiliate of the
 general partner                                      (370,000)       (386,000)
Notes payable principal payments                      (125,000)       (211,000)
Repayment of note payable on sale of rental
 property                                           (1,965,000)              -
Financing costs paid                                         -        (143,000)
Financing costs refunded                                     -         521,000
                                                 --------------  --------------

Net cash (used in) provided by financing
 activities                                         (2,460,000)         22,000
                                                 --------------  --------------


Increase (Decrease) in Cash and Cash Equivalents       300,000         (38,000)

Cash and Cash Equivalents at Beginning of Period       119,000         147,000
                                                 --------------  --------------

Cash and Cash Equivalents at End of Period         $   419,000   $     109,000
                                                 --------------  --------------
                                                 --------------  --------------

Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period          $ 1,345,000   $   1,549,000
                                                 --------------  --------------
                                                 --------------  --------------

                    See notes to consolidated financial statements.

                                   4 of 10

          CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1993. Certain balance sheet accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as disclosed in note 4 below.

The results of operations for the three months ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

(a) An affiliate of the Managing General Partner ("MGP") received reimbursements of administrative expenses amounting to $27,300 during the period ended March 31, 1994. These reimbursements are primarily included in general and administrative expenses.

(b) NPI Property Management Corporation ("NPI Management"), an affiliate of MGP, is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the period ended March 31, 1994, NPI Management received $55,050. These fees are included in operating expenses.

3.  Mortgage Payable


The Partnership has a balloon payment of $10,800,000 on the McMillan Place Apartments which is due in December, 1994. To meet this obligation the Partnership is negotiating with the lender for debt modification and an extension of the loan. If the Partnership is unable to extend or refinance the loan, or sell the property, the property could be lost through foreclosure.

The Partnership has balloon payments which are due between 1995 and 1998 on all other remaining properties. The ability to hold and operate these properties is dependent on the Partnership's ability to obtain refinancing or debt modifications as required.

4.  Disposition of Rental Property

Plantation Forest Apartments located in Atlanta, Georgia, was sold on February 8, 1994 for $2,450,000. After payment of the existing loan of $1,965,000 and expenses of the sale, the proceeds to the Partnership were approximately $482,000. The loss on sale was $149,000.

Net proceeds realized from the sale were in partially used to fully repay $370,000 of the demand notes, including accrued interest, held by an affiliate of the general partner.

                                   5 of 10

           CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1994


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Fund Liquidity and Capital Resources

The Fund holds investments in and operates eight apartment complexes. The Fund receives rental income from its properties and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations. As of May 1, 1994, five of the thirteen properties originally purchased by the Fund were sold or otherwise disposed of.

The Fund uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary source of liquidity. There have been no distributions since 1987. It is not currently anticipated that the Fund will make any distributions from operations in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $300,000 increase at March 31, 1994, as compared to December 31, 1993. The Fund's $385,000 of cash provided by operating activities and $2,447,000 of net proceeds from the sale of Plantation Forest Apartments (investing activities) were only partially offset by $72,000 of fixed asset purchases (investing activities), $2,090,000 of mortgage principal repayments (financing activities)

and $370,000 of repayments of notes held by an affiliate to the general partner (financing activities). The increase in cash provided by operating activities is primarily due to the disposition of properties during 1993. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are being invested in a money market account or repurchase agreements secured by United States Treasury obligations. It is the opinion of the Managing General Partner that if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1994 and the foreseeable future. However, in December 1994, and in 1995 through 1998, the Fund will have to arrange for the refinancings or debt modifications discussed in Item 1, Note 3. If necessary, the Fund could dispose of the properties with significant balloon payments, in order to reduce future cash requirements.

If the December 1994 balloon payment, due with respect to McMillan Place, is not refinanced or extended, or the property is not sold, the property could be lost through foreclosure. If the property is lost through foreclosure, the Fund would not record a loss, since the outstanding non-recourse mortgage liability exceeds the Fund's depreciated basis in the assets.

At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Fund's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Fund's ability to obtain refinancing or debt modification as required.


                                   6 of 10

             CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing residential properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, the Fund's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties are relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1994. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for the Fund's properties in the future.

Results of Operations

Three Months Ended March 31, 1994 vs. March 31, 1993

Operating results increased by $362,000 for the three months ended March 31, 1994, as compared to 1993, due to a decrease in expenses of $845,000, which was only partially offset by a decrease in revenues of $483,000.

Revenues decreased by $483,000 for the three months ended March 31, 1994, as compared to 1993, due to the disposition of Parkside Village Apartments in May 1993 and Plantation Forest Apartments in February 1994. With respect to the remaining properties, revenues increased by $240,000 due to an increase in rental income of $237,000, and interest and other income of $3,000. Rental revenue increased primarily due to an increase in occupancy at Sandpoint Apartments and McMillan Place Apartments. The increase in interest income is due to an increase in average working capital reserves available for investment.

Expenses decreased by $845,000 for the three months ended March 31, 1994 as compared to 1993, due to the disposition of Parkside Village Apartments and Plantation Forest Apartments. With respect to the remaining properties, expenses decreased by $213,000 as the decline in interest of $226,000 and general and administrative expenses of $57,000 were partially offset by increases in operating expenses of $61,000 and depreciation of $9,000.

The decrease in interest expense is primarily attributable to the lower interest rates on the June 1993 replacement financing on Wood Lakes, Wood Ridge and Plantation Crossing Apartments. The decrease in general and administrative expenses is primarily attributable to expenses in the first quarter of 1993 attributable to the attempted refinancing of mortgages on Wood Lake, Wood Ridge and Plantation Crossing Apartments.

The increase in operating expenses is primarily attributable to repairs on Plantation Crossing Apartments. Depreciation expense increased due to the effect of fixed asset additions.

                                   7 of 10

          CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1994

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Properties

A description of the properties in which the Fund has an ownership interest in the period covered by this Report, along with the occupancy data, follows:


                         CENTURY PROPERTIES FUND XIX

                              OCCUPANCY SUMMARY
                For the Quarters Ended March 31, 1994 and 1993

                                     Number                      Average
                                      of       Date of       Occupancy Rate (%)
Name and Location                    Units     Purchase        1994    1993
                                     -----     --------        ----    ----

Parkside Village Apartments (1)       383        11/83           -      95
Aurora, Colorado

Wood Lake Apartments                  220        12/83          95      90
Atlanta, Georgia

Greenspoint Apartments                336        02/84          98      96
Phoenix, Arizona

Sandspoint Apartments                 432        02/84          96      90
Phoenix, Arizona

Wood Ridge Apartments                 280        04/84          95      94
Atlanta, Georgia

Plantation Crossing Apartments        180        06/84          98      97
Atlanta, Georgia

Plantation Forest Apartments (2)       64        06/84          99      90
Atlanta, Georgia

Sunrunner Apartments                  200        07/84          92      92
St. Petersburg, Florida

McMillan Place Apartments             402        06/85          95      90
Dallas, Texas

Misty Woods Apartments                228        06/85          90      91
Charlotte, North Carolina

The Cove Apartments (3)               689        12/84           -       -
Tampa, Florida

(1) Property was sold in May 1993.
(2) Property was sold in February 1994. 1994 average occupancy rate covers period through date of sale.
(3) Property was placed into receivership in 1992 and acquired by lender through foreclosure in July 1993.

                                   8 of 10

          CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1994


                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

The following report on Form 8-K was required to be filed during the period covered by this Report:

                                Item
          Date                 Number
        of Report             Reported                  Description

          2/8/94                2 & 7                Disposition of property

                                   9 of 10

       CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1994


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CENTURY PROPERTIES FUND XIX

                              By: FOX PARTNERS II,
                                  A California General Partnership,
                                  its general partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A California Corporation,
                                  its general partner



                              ___________________________________
                              ARTHUR N. QUELER
                              Executive Vice President (Principal
                              Financial and Accounting Officer)
                              and Director of Fox

                                  10 of 10