Form 10-Q
period 1994-06-30
CENTURY PROPERTIES FUND XIX
filed 1994-08-11
CIK 705752

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  June 30, 1994

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No_____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.




                                    1 of 13


           CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Balance Sheets
                                                        June 30,    December 31,
                                                          1994           1993
                                                       (Unaudited)     (Audited)
Assets

Cash and cash equivalents                          $     406,000   $     119,000
Restricted cash                                          860,000       1,516,000
Other assets                                           1,338,000         659,000

Real Estate:
   Real estate                                        94,027,000      97,436,000
   Accumulated depreciation                         (30,262,000)    (29,874,000)
                                                   _____________   _____________


Real estate, net                                      63,765,000      67,562,000

Deferred costs, net                                      749,000         943,000
                                                   _____________   _____________

  Total assets                                     $  67,118,000   $  70,799,000
                                                   _____________   _____________
                                                   _____________   _____________

Liabilities and Partners' Equity

Accrued expenses and other liabilities             $   3,743,000   $   3,109,000
Notes payable to affiliate of the general partner            -           370,000
Notes payable                                         57,077,000      59,869,000
                                                   _____________   _____________

  Total liabilities                                   60,820,000      63,348,000
                                                   _____________   _____________


Partners' equity (deficit):

General partner                                      (8,328,000)     (8,192,000)
Limited partners (89,292 units outstanding at
  June 30, 1994 and December 31, 1993)                14,626,000      15,643,000
                                                   _____________   _____________

  Total partners' equity                               6,298,000       7,451,000
                                                   _____________   _____________

  Total liabilities and partners' equity           $  67,118,000   $  70,799,000
                                                   _____________   _____________
                                                   _____________   _____________

                   See notes to consolidated financial statements.

                                      2 of 13
             CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994

Consolidated Statements of Operations (Unaudited)



                                                   For the Six Months Ended
                                                   June 30, 1994   June 30, 1993


Revenues:

  Rental                                           $   6,783,000   $   7,250,000
  Interest and other income                               27,000          29,000
  Gain on sale of property                                   -           578,000
                                                   _____________   _____________

    Total revenues                                     6,810,000       7,857,000
                                                   _____________   _____________


Expenses:

  Operating                                            3,236,000       3,960,000
  Interest                                             2,947,000       3,757,000
  Depreciation                                         1,379,000       1,391,000
  General and administrative                             252,000         386,000
  Loss on sale of property                               149,000             -
                                                   _____________   _____________

    Total expenses                                     7,963,000       9,494,000
                                                   _____________   _____________

Net loss                                          $  (1,153,000)  $  (1,637,000)
                                                   _____________   _____________
                                                   _____________   _____________

Net loss per limited partnership unit             $         (11)  $         (16)
                                                   _____________   _____________
                                                   _____________   _____________














                  See notes to consolidated financial statements.

                                      3 of 13
            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994

Consolidated Statements of Operations (Unaudited)



                                                   For the Three Months Ended
                                                   June 30, 1994   June 30, 1993


Revenues:

  Rental                                           $   3,366,000   $   3,496,000
  Interest and other income                               14,000          19,000
  Gain on sale of property                                   -           578,000
                                                   _____________   _____________

    Total revenues                                     3,380,000       4,093,000
                                                   _____________   _____________


Expenses:

  Operating                                            1,673,000       2,057,000
  Interest                                             1,566,000       1,955,000
  Depreciation                                           694,000         695,000
  General and administrative                             115,000         176,000
                                                   _____________   _____________

    Total expenses                                     4,048,000       4,883,000
                                                   _____________   _____________

Net loss                                          $    (668,000)  $    (790,000)
                                                   _____________   _____________
                                                   _____________   _____________

Net loss per limited partnership unit             $          (7)  $          (8)
                                                   _____________   _____________
                                                   _____________   _____________
















               See notes to consolidated financial statements.

                                     4 of 13
           CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994

Consolidated Statements of Cash Flows (Unaudited)
                                                   For the Six Months Ended
                                                   June 30, 1994   June 30, 1993

Operating Activities:

Net (loss)                                        $  (1,153,000)  $  (1,637,000)
Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                        1,566,000       1,553,000
  Loss (gain) on sale of property                       149,000        (578,000)
  Costs expensed on attempted property refinancing           -            64,000
  Financing costs paid                                      -          (497,000)
  Financing costs refunded                                  -           523,000
Changes in operating assets and liabilities:
  Other assets                                         (679,000)        (15,000)
  Accrued expenses and other liabilities                634,000      (1,796,000)
                                                   _____________   _____________

Net cash provided by (used in) operating activities     517,000      (2,383,000)
                                                   _____________   _____________

Investing Activities:

Additions to real estate                               (171,000)       (320,000)
Decrease (increase) in restricted cash                  656,000        (704,000)
Proceeds from sale of rental property                 2,450,000      11,259,000
Costs of sale of rental property                         (3,000)       (770,000)
                                                   _____________   _____________

Net cash provided by investing activities             2,932,000       9,465,000
                                                   _____________   _____________

Financing Activities:

Repayment of note payable on sale of
rental property                                      (1,965,000)            -
Proceeds from notes payable to affiliate of the
   general partner                                          -           291,000
Repayment of notes payable to affiliate of the
   general partner                                     (370,000)     (1,309,000)
Notes payable proceeds                                      -        20,375,000
Partial repayment of notes payable                     (594,000)            -
Notes payable principal payments                       (233,000)    (26,160,000)
                                                   _____________   _____________

Net cash (used in) financing activities              (3,162,000)     (6,803,000)
                                                   _____________   _____________

Increase in Cash and Cash Equivalents                   287,000         279,000

Cash and Cash Equivalents at Beginning of Period        119,000         147,000
                                                   _____________   _____________

Cash and Cash Equivalents at End of Period        $     406,000   $     426,000
                                                   _____________   _____________
                                                   _____________   _____________

Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period         $   2,689,000   $   5,282,000
                                                   _____________   _____________
                                                   _____________   _____________

                 See notes to consolidated financial statements.

                                    5 of 13


           CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994

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

  The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as disclosed in note 5 below.

  The results of operations for the six and three months ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

  (a) An affiliate of the Managing General Partner ("MGP") received reimbursements of administrative expenses amounting to $57,000 during the six months ended June 30, 1994. These reimbursements are primarily included in general and administrative expenses.

  (b) NPI Property Management Corporation ("NPI Management"), an affiliate of MGP, is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the six months ended June 30, 1994, NPI Management received $223,000. These fees are included in operating expenses.

  (c) Included in operating expenses for the six months ended June 30, 1994 is $146,000 of insurance premiums, which were paid to NPI Management under a master insurance policy arranged for by MGP.

3.  Restricted Cash

  Restricted cash at June 30, 1994 represents $160,000 in restricted tenant security deposits and $700,000 required to be maintained in accordance with the financing agreement on Wood Lake, Wood Ridge and Plantation Crossing Apartments.

4.  Mortgage Payable

  The Partnership has a balloon payment of $10,800,000 on McMillan Place Apartments which is due in December 1994. The Partnership has received terms from the existing lender to modify and extend the terms of the loan. It is anticipated that this loan modification will be executed in the third quarter of 1994. If the Partnership is unable to extend or refinance the loan, or sell the property, the property could be lost through foreclosure.

  As of June 1, 1994 the lender was permitted to draw on the two letters of credit, in the amounts of $300,000 each, which were held in connection with the note payable encumbering the Misty Woods property. In accordance with the loan agreement, the Partnership applied the net proceeds of the draw, in the amount of $594,000, to the note, reducing the note payable balance to $5,183,000. Commencing July 1, 1994, the monthly debt service payment was reduced to $45,953.

                                      6 of 13
             CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Mortgage Payable (Continued)

  The Partnership has balloon payments which are due between 1995 and 1998 on all other remaining properties. The ability to hold and operate these properties is dependent on the Partnership's ability to obtain refinancing or debt modifications as required.

5.  Disposition of Rental Property

  Plantation Forest Apartments located in Atlanta, Georgia, was sold on February 8, 1994 for $2,450,000. After payment of the existing loan of $1,965,000 and expenses of the sale, the proceeds to the Partnership were approximately $482,000. The loss on sale was $149,000.

  Net proceeds realized from the sale were partially used to fully repay $370,000 of the demand notes, including accrued interest, held by an affiliate of the general partner.



























                                      7 of 13
              CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Fund Liquidity and Capital Resources

The Fund holds investments in and operates eight apartment complexes. The Fund receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of August 1, 1994, five of the thirteen properties originally purchased by the Fund were sold or otherwise disposed. Five of the Fund's eight properties generated positive cash flow during the six months ended June 30, 1994. McMillan Place, Misty Woods and Sunrunner Apartments experienced negative cash flow for the six months ended June 30, 1994.

The Fund uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary sources of liquidity. There have been no distributions since 1987. It is not currently anticipated that the Fund will make any distributions from operations in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $287,000 increase at June 30, 1994, as compared to December 31, 1993.
The Fund's $517,000 of cash provided by operating activities and $2,932,000 of cash provided by investing activities were partially offset by $3,162,000 used in financing activities. Cash provided by investing activities resulted from $2,447,000 of net proceeds from the sale of Plantation Forest Apartments and the release of $656,000 of restricted cash relating to the partial repayment of the mortgage encumbering the Fund's Misty Woods property, which were only partially offset by $171,000 in additions to real estate. The cash used in financing activities consisted of $233,000 in notes payable principal payments, the $1,965,000 repayment of the note encumbering Plantation Forest, the $370,000 repayment of notes payable to an affiliate of the General Partner and the $594,000 partial repayment of the notes payable encumbering the Fund's Misty Woods property. The increase in other assets is primarily due to an increase in required real estate tax escrow deposits. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1994 and the foreseeable future. In December 1994, and in 1995 through 1998, the Fund will have to arrange for the refinancings or debt modifications discussed in Item 1, Note 4. If necessary, the Fund could dispose of the properties with significant balloon payments, in order to reduce future cash requirements.

If the mortgage, with a December 1994 balloon payment, due with respect to McMillan Place, is not refinanced or extended, or the property is not sold, the property could be lost through foreclosure. The Partnership has received terms from the existing lender to modify and extend the terms of the loan. It is anticipated that this loan modification will be executed in the third quarter of 1994. If the property is lost through foreclosure, the Fund would not record a loss, since the outstanding non-recourse mortgage liability exceeds the Fund's depreciated basis in the assets.


                                    8 of 13
          CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Fund Liquidity and Capital Resources (Continued)

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

Results of Operations

Six Months Ended June 30, 1994 vs. June 30, 1993

Operating results improved by $484,000 for the six months ended June 30, 1994, as compared to 1993, due to the disposition of Parkside Village Apartment in May 1993 and Plantation Forest Apartments in February 1994. With respect to the remaining properties, operating results improved by $1,061,000 due to an increase in revenues of $429,000 and a decrease in expenses of $632,000.

With respect to the remaining properties, revenues increased by $429,000 due to an increase in rental revenues of $431,000 and a $2,000 decrease in interest and other income. Rental revenues increased primarily due to increased rates at the Greenspoint, Sunrunner, Wood Ridge and Wood Lake properties, and increased occupancy at all of the Fund's properties, except for Greenspoint, where occupancy remained constant. Interest and other income remained relatively constant.

With respect to the remaining properties, expenses decreased by $554,000 due to decreases in operating expenses of $88,000, interest expense of $434,000 and general and administrative expenses of $57,000, which were only partially offset by a increase in depreciation of $25,000. Operating expenses decreased primarily due to rent-up expenses incurred in 1993 on Wood Ridge and Sandspoint Apartments. There were no comparable expenses during the first six months of 1994.


                                     9 of 13
            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Six Months Ended June 30, 1994 vs. June 30, 1993 (Continued)

Interest expense decreased due to prepayment penalties incurred in 1993 and interest savings in 1994, associated with the June 1993 refinancings of the Wood Lake, Wood Ridge and Plantation Crossing Apartments debt. General and administrative expenses decreased primarily due to a decrease in legal and consulting fees. Depreciation expense increased due to the effect of fixed asset additions primarily benefiting the tenants at Sandspoint, Sunrunner and Wood Ridge Apartments.

Three Months Ended June 30, 1994 vs. June 30, 1993

Operating results improved by $122,000 for the three months ended June 30, 1994 as compared to 1993, due to the disposition of Parkside Village Apartment in May 1993 and Plantation Forest Apartments in February 1994. With respect to the remaining properties, operating results improved by $608,000 due to an increase in revenues of $189,000 and a decrease in expenses of $419,000.

With respect to the remaining properties, revenues increased by $189,000 due to an increase in rental revenues of $194,000 and a $5,000 decrease in interest and other income. Rental revenues increased primarily due to increased rates at the Fund's Greenspoint, Sunrunner, Wood Ridge and Wood Lake properties, and increased occupancy at all the Fund's properties except for Greenspoint and Plantation Crossings properties. Interest and other income decreased due to a slight decrease in average working capital reserves available for investment.

With respect to the remaining properties expenses decreased by $314,000 due to decreases in operating expenses of $149,000 and interest expense of $208,000, which were only partially offset by an increase in depreciation of $16,000. Operating expenses decreased primarily due to rent-up expenses incurred in 1993 on Wood Ridge and Sandspoint Apartments. Interest expense decreased due to prepayment penalties incurred in 1993 and interest savings in 1994, both directly associated with the June 1993 refinancing on Wood Lake, Wood Ridge and Plantation Crossing Apartments. General and administrative expenses remained constant. Depreciation expense increased due to the effect of fixed asset additions primarily benefiting the tenants at Sandspoint, Sunrunner and Wood Ridge Apartments.


















                                   10 of 13
           CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994


Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations.


Properties

A description of the properties in which the Fund has an ownership interest during the period covered by this Report, along with occupancy data, follows:


                          CENTURY PROPERTIES FUND XIX

                               OCCUPANCY SUMMARY
                                                  Average
                                              Occupancy Rate (%)
                                          Six Months  Three Months
                        Number   Date        Ended        Ended
                          of      of       June 30,     June 30,
Name and Location       Units  Purchase  1994   1993   1994  1993

Parkside Village
  Apartments (1)          383    11/83     -      -      -    -
Aurora, Colorado

Wood Lake Apartments      220    12/83    96     89     96   89
Atlanta, Georgia

Greenspoint Apartments    336    02/84    97     97     96   97
Phoenix, Arizona

Sandspoint Apartments     432    02/84    94     89     91   88
Phoenix, Arizona

Wood Ridge Apartments     280    04/84    96     95     97   96
Atlanta, Georgia

Plantation Crossing
  Apartments              180    06/84    97     96     95   96
Atlanta, Georgia

Plantation Forest
  Apartments (2)           64    06/84     -     90      -   90
Atlanta, Georgia

Sunrunner Apartments      200    07/84    95     92     98   91
St. Petersburg, Florida

McMillan Place Apartments 402    06/85    95     91     95   92
Dallas, Texas

Misty Woods Apartments    228    06/85    92     91     94   92
Charlotte, North Carolina

The Cove Apartments (3)   689    12/84     -      -      -    -
Tampa, Florida



(1) Property was sold in May 1993.
(2) Property was sold in February 1994.
(3) Property was placed into receivership in 1992 and acquired by lender through foreclosure in July 1993.


                                     11 of 13
            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        On April 29, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the change in the Fund's accountants from Deloitte and Touche to Imowitz Koenig & Company. No other Reports on Form 8-K were filed during the period covered by this Report.









































                                   12 of 13
           CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1994


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


                                CENTURY PROPERTIES FUND XIX

                                By: FOX PARTNERS II,
                                    A California General Partnership,
                                    its general partner

                                By: FOX CAPITAL MANAGEMENT CORPORATION,
                                    A California Corporation,
                                    its general partner




                                /S/ARTHUR N. QUELER
                                ARTHUR N. QUELER
                                Executive Vice President (Principal
                                Financial and Accounting Officer)
                                and Director of Fox




























                                    13 of 13