Form 10-Q
period 1994-09-30
CENTURY PROPERTIES FUND XIX
filed 1994-11-10
CIK 705752

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1994
                                              ------------------

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

                       Commission file number   0-11935
                                                -------

                         Century Properties Fund XIX
                         ---------------------------
            (Exact name of Registrant as specified in its charter)

      California                                              94-2887133
   ------------------------------------------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia       30328
  --------------------------------------------------------------------------
  (Address of principal executive office)                          (Zip Code)

       Registrant's telephone number, including area code (404) 916-9090
                                                          --------------

                                      N/A
  -------------------------------------------------------------------------
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                        -------       -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
a court.   Yes            No
               -------       -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.



                                   1 of 13



         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets

                                          September 30,  December 31,
                                              1994          1993
                                           (Unaudited)    (Audited)

Assets

Cash and cash equivalents                 $     996,000  $    279,000
Restricted cash                                       -     1,356,000
Other assets                                  1,326,000       659,000

Real Estate:
   Real estate                               94,070,000    97,436,000
   Accumulated depreciation                 (30,947,000)  (29,874,000)
                                           ------------  ------------

Real estate, net                             63,123,000    67,562,000

Deferred costs, net                             735,000       943,000
                                           ------------  ------------

  Total assets                             $ 66,180,000  $ 70,799,000
                                           ------------  ------------
                                           ------------  ------------

Liabilities and Partners' Equity

Accrued expenses and other liabilities $ 1,328,000 $ 3,109,000 Notes payable to affiliate of the
  general partner                                     -       370,000
Notes payable                                59,163,000    59,869,000
                                           ------------  ------------

  Total liabilities                          60,491,000    63,348,000
                                           ------------  ------------


Partners' equity (deficit):

General partner                              (8,400,000)   (8,192,000)
Limited partners (89,292 units
  outstanding at September 30, 1994
  and December 31, 1993)                     14,089,000    15,643,000
                                           ------------  ------------


  Total partners' equity                      5,689,000     7,451,000
                                           ------------  ------------

  Total liabilities and partners' equity   $ 66,180,000  $ 70,799,000
                                           ------------  ------------
                                           ------------  ------------




                See notes to consolidated financial statements.

                                    2 of 13


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994


Consolidated Statements of Operations (Unaudited)


                                           For the Nine Months Ended
                                          September 30,  September 30,
                                               1994          1993
Revenues:

  Rental                                  $  10,188,000  $ 10,593,000
  Interest and other income                      40,000        46,000
  Gain on sale of property                            -       576,000
                                          -------------  ------------
   Total revenues                            10,228,000    11,215,000
                                          -------------  ------------

Expenses:

  Operating                                   5,123,000     5,585,000
  Interest                                    4,355,000     5,210,000
  Depreciation                                2,064,000     2,087,000
  General and administrative                    299,000       517,000
  Loss on sale of property                      149,000        44,000
                                          -------------  ------------

   Total expenses                            11,990,000    13,443,000
                                          -------------  ------------

Net loss                                  $  (1,762,000) $ (2,228,000)
                                          -------------  ------------
                                          -------------  ------------

Net loss per limited partnership unit     $         (17) $        (22)
                                          -------------  ------------
                                          -------------  ------------



                See notes to consolidated financial statements.

                                    3 of 13


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994


Consolidated Statements of Operations (Unaudited)


                                           For the Three Months Ended
                                          September 30,  September 30,
                                               1994          1993
Revenues:

  Rental                                  $   3,405,000  $  3,343,000
  Interest and other income                      13,000        17,000
                                          -------------  ------------
   Total revenues                             3,418,000     3,360,000
                                          -------------  ------------

Expenses:

  Operating                                   1,887,000     1,625,000
  Interest                                    1,408,000     1,453,000
  Depreciation                                  685,000       696,000
  General and administrative                     47,000       133,000
  Loss on property disposition                      -          44,000
                                          -------------  ------------
   Total expenses                             4,027,000     3,951,000
                                          -------------  ------------

Net loss                                  $    (609,000) $   (591,000)
                                          -------------  ------------
                                          -------------  ------------
Net loss per limited partnership unit     $          (6) $         (6)
                                          -------------  ------------
                                          -------------  ------------




                See notes to consolidated financial statements.

                                    4 of 13

         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994


Consolidated Statements of Cash Flows (Unaudited)

                                           For the Nine Months Ended

                                          September 30,  September 30,
                                               1994          1993
Operating Activities:

Net loss                                  $  (1,762,000) $ (2,228,000)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization              2,344,000     2,348,000
   Mortgage acquisition costs                   (78,000)            -
   Loss (gain) on sale of property              149,000      (532,000)
   Cost expensed on attempted property
     refinaning                                       -        64,000
   Financing costs paid                               -      (497,000)
   Financing costs refunded                           -       523,000
Changes in operating assets and
     liabilities:
   Other assets                                (667,000)      (72,000)
   Accrued expenses and other liabilities       358,000    (1,456,000)
                                          -------------  ------------

Net cash provided by (used in)
  operating acttivities                         344,000    (1,850,000)
                                          -------------  ------------
Investing Activities:

Additions to rental properties                 (215,000)     (486,000)
Decrease (increase) in restricted cash        1,356,000      (691,000)
Proceeds from sales of property               2,450,000    11,259,000
Costs of sale of rental properties               (3,000)     (768,000)
                                          -------------  ------------

Net cash provided by investing
  activities                                  3,588,000     9,314,000
                                          -------------  ------------
Financing Activities:

Repayment of note payable on sale
  of property                                (1,965,000)            -
Proceeds from notes payable to
  affiliate of the general partner                    -       291,000
Repayment of notes payable to
  affiliate of the general partner             (370,000)   (1,309,000)
Notes payable proceeds                                -    20,375,000
Notes payable principal payments               (286,000)  (26,343,000)
Partial repayment of notes payable             (594,000)            -
                                          -------------  ------------

Net cash (used in) financing activities      (3,215,000)   (6,986,000)
                                          -------------  ------------

Increase in Cash and Cash Equivalents           717,000       478,000


Cash and Cash Equivalents at Beginning
  of Period                                     279,000       147,000
                                          -------------  ------------
Cash and Cash Equivalents at End
  of Period                                     996,000       625,000
                                          -------------  ------------
                                          -------------  ------------

Supplemental Disclosure of Cash
  Flow Information:
  Interest paid in cash during the
    period                                    3,819,000     6,537,000
                                          -------------  ------------
                                          -------------  ------------

Supplemental Disclosure of Non-Cash
  Financing Activities:
  Accrued interest added to note
    payable principal                         2,139,000             -
                                          -------------  ------------
                                          -------------  ------------



                See notes to consolidated financial statements.

                                    5 of 13



        CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1993. Certain accounts have been reclassified in order to conform to the current period.

    The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as disclosed in Notes 3 and 4 below.

    The results of operations for the nine and three months ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties


    (a) An affiliate of the Managing General Partner ("MGP") received reimbursements of administrative expenses amounting to $64,000 during the nine months ended September 30, 1994. These reimbursements are primarily included in general and administrative expenses.

    (b) On August 10, 1994, NPI Property Management Corporation ("NPI Management") transferred its management agreement to NPI-AP Management, L.P. ("NPI-AP Management"), an affiliate of MGP.
         NPI Management and NPI-AP Management are entitled to receive a 5% of the annual gross receipts from certain properties it manages. For the nine months ended September 30, 1994, NPI Management or NPI-AP Management received $392,000. These fees are included in operating expenses.

3.  Mortgage Payable

    As of June 1, 1994 the lender was permitted to draw on the two letters of credit, in the amounts of $300,000 each, which were held in connection with the note payable encumbering the Misty Woods property. In accordance with the loan agreement, the Partnership applied the net proceeds of the draw, in the amount of $594,000, to the note, reducing the note payable balance to $5,183,000. Commencing July 1, 1994, the monthly debt service payment was reduced to $46,000.

    On September 1, 1994, the Partnership obtained a modification of the existing mortgage encumbering McMillan Place Apartments in the amount of $12,939,000 (including accrued interest of $2,139,000). The loan was split into a first mortgage note of $10,800,000 and a second mortgage note of $2,139,000. The first mortgage requires monthly payments of $89,000 at 8.25% interest and is being amortized over a twenty-two year period. Under the terms of the second mortgage, interest accrues at 8.25% (with monthly compounding). Quarterly payments, of all excess cash flow, as defined in the cash management agreement, are required to be made



                                    6 of 13


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Mortgage Payable (Continued)

    to the lender. In addition, the Partnership is prohibited from making any distributions from operations to its partners. The notes mature on August 31, 1999 with a balloon payment of approximately $9,746,000 on the first mortgage plus the outstanding balance on the second mortgage note. As specified in the modification, the Partnership was required to deposit $80,000 in a reserve account for future capital improvements and is required to make monthly payments of $10,000 to the reserve account for the term of the loan.


    The Partnership has balloon payments on the mortgages encumbering Greenspoint and Sandspoint Apartments in June 1995 in the amount of $7,909,000 and $9,213,000, respectively. The ability to hold and operate these properties is dependent on the Partnership's ability to obtain refinancing or debt modifications as required.

4.  Disposition of Rental Properties

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

    For the period ended September 30, 1993 the $576,000 gain on sale of property was the result of the sale of Parkside Village Apartments (May
    1993). The $44,000 loss on sale of property was the result of the foreclosure of the Cove Apartments (July 1993).

5.  Subsequent Events

    On October 12, 1994, National Property Investors, Inc. ("NPI"), sold one-third of its stock to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). NPI is the parent of NPI Equity Investments, Inc., the entity which controls the Managing General Partner of the Partnership.

    On October 17, 1994, DeForest Ventures I L.P. ("DeForest I") offered to purchase up to 43,756 outstanding units of limited partnership interest (the "Units") of the Partnership, representing approximately 49% of the units outstanding, at a purchase price (the "Purchase Price") of $60 per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase (the "Offer"). Because of the conflict of interest inherent in the fact that MGP is an affiliate of the Purchaser, the Partnership in its Schedule 14D-9, filed with the Securities and Exchange Commission, made no recommendation and is remaining neutral as to whether Unitholders should tender their Units pursuant to the Offer. The majority limited partner of DeForest I is NPI-AP Management and the shareholders who control DeForest Capital I Corporation, the sole general partner of DeForest I, also control NPI.




                                    7 of 13


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994


Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Fund Liquidity and Capital Resources

The Fund holds investments in and operates eight apartment complexes. The Fund receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of November 1, 1994, five of the thirteen properties originally purchased by the Fund were sold or otherwise disposed. Five of the Fund's eight properties generated positive cash flow during the nine months ended September 30, 1994. McMillan Place, Misty Woods and Sandspoint Apartments experienced negative cash flow for the nine months ended September 30, 1994.

The Fund uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary sources of liquidity. There have been no distributions since 1987. As described in Item 1,
Note 3, the Fund is prohibited from making any distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied.

The level of liquidity based upon cash and cash equivalents experienced a $717,000 increase at September 30, 1994, as compared to December 31, 1993. The Fund's $344,000 of cash provided by operating activities and $3,588,000 of cash provided by investing activities were partially offset by $3,215,000 used in financing activities. Cash provided by investing activities resulted from $2,447,000 of net proceeds from the sale of Plantation Forest Apartments and the release of $1,356,000 of restricted cash primarily relating to the partial repayment of the mortgage encumbering the Fund's Misty Woods property, which were partially offset by $215,000 in additions to rental properties. The cash used in financing activities consisted of $286,000 in notes payable principal payments, $1,965,000 to repay the note encumbering the Fund's Plantation Forest Apartments property, a $370,000 repayment of notes payable to an affiliate of the general partner and the $594,000 partial repayment of the note encumbering the Fund's Misty Woods property. The increase in other assets is primarily due to the timing of real estate tax payments from escrow accounts. The decrease in accrued expenses and other liabilities is attributable to the modification of the McMillan Place mortgage. Under the terms of the modification, the accrued interest payable was converted to a second mortgage. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until June 1995, when the balloon payments encumbering the Greenspoint and Sandspoint Apartments come due in the amount of $7,909,000 and $9,213,000, respectively. The ability to hold and operate these properties is dependent on the Fund's ability to obtain refinancing or debt modification as required. If Greenspoint and Sandspoint Apartments are lost through foreclosure, the Fund would incur losses of approximately $1,287,000 and $1,441,000, respectively. As described in Item 1, Note 3, the mortgage encumbering the Fund's McMillan Place property was modified. A balloon payment of $9,746,000 plus the outstanding balance of the new second mortgage is required on August 31, 1999.


                                    8 of 13


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Fund Liquidity and Capital Resources (Continued)

As described in Note 5 to the consolidated financial statements, on October 17, 1994, DeForest Ventures I L.P. offered to purchase up to 43,756 outstanding units of limited partnership interests of the Partnership, representing approximately 49% of the units outstanding, at a purchase price of $60 per unit, net to the seller in cash, without interest, upon the terms and conditions set forth in the offer to purchase. The Managing General Partner believes that the tender offer will not have a significant impact on future operations or liquidity of the Fund.

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

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing residential properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, the Fund's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties are relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1994 and early 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for the Fund's properties in the future.

Results of Operations

Nine Months Ended September 30, 1994 vs. September 30, 1993

Operating results improved by $466,000 for the nine months ended September 30, 1994, as compared to 1993, due to improved operations at most of the Fund s remaining properties. Parkside Village Apartments and Plantation Forest Apartments were sold in May 1993 and in February 1994, respectively. The Cove Apartments was foreclosed in July 1993. With respect to the remaining properties, operating results improved by $1,069,000 due to an increase in revenues of $623,000 and a decrease in expenses of $446,000.


                                    9 of 13


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Nine Months Ended September 30, 1994 vs. September 30, 1993 (Continued)

With respect to the remaining properties, revenues increased by $623,000 due to an increase in rental income of $629,000 and a $6,000 decrease in interest and other income. Rental revenues increased primarily due to increased rates at the Greenspoint, Sunrunner, Wood Ridge and Wood Lake properties, and increased occupancy at all of the Fund's properties, except for Plantation Crossing, where occupancy remained constant. Interest and other income declined due to a decrease in average working capital available for investment.

With respect to the remaining properties, expenses decreased by $446,000 due to decreases in interest expense of $434,000 and general and administrative expenses of $219,000, which were partially offset by increases in operating expenses of $169,000 and depreciation expense of $38,000.

Interest expense declined due to the payment of prepayment penalties in connection with the refinancings of Wood Lake, Wood Ridge and Plantation Crossings Apartments notes payable in June 1993 which were refinanced at lower rates. General and administrative expenses declined due to a decrease in asset management costs. Operating expenses increased due to painting at Misty Woods and Sandspoint Apartments. Depreciation expense increased due to the effect of fixed asset additions.

Three Months Ended September 30, 1994 vs. September 30, 1993

Operating results declined by $18,000 for the three months ended September 30, 1994, as compared to 1993. Plantation Forest Apartments was sold in February 1994. With respect to the remaining properties, operating results improved by

$8,000 due to an increase in revenues of $194,000, which was partially offset by an increase in expenses of $186,000.

With respect to the remaining properties, revenues increased by $194,000 due to an increase in rental revenues of $198,000, which was partially offset by a decrease in interest and other income of $4,000. Rental revenues increased primarily due to increased rates at the Fund's Greenspoint, Sunrunner, Wood Ridge and Wood Lake properties, and increased occupancy at all of the Fund's properties. Interest and other income decreased due to a decline in average working capital reserves available for investment.

With respect to the remaining properties expenses increased by $186,000 due to increases in operating expenses of $257,000 and depreciation expense of $13,000, which were only partially offset by a decrease in general and administrative expenses of $84,000. Operating expenses increased due to painting at Misty Woods and Sandspoint Apartments. Depreciation expense increased due to the effect of fixed asset additions. General and administrative expenses declined due to a decrease in asset management costs. Interest expense remained constant.




                                   10 of 13


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Properties

A description of the properties in which the Fund has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                         CENTURY PROPERTIES FUND XIX

                              OCCUPANCY SUMMARY
                                                         Average
                                                     Occupancy Rate (%)
                                              ----------------------------
                                               Nine Months    Three Months
                         Number    Date           Ended           Ended
                          of        of        September 30,   September 30,
Name and Location        Units   Purchase      1994   1993     1994  1993
- - -----------------        -----   --------      ----   ----     ----  ----

Wood Lake Apartments      220      12/83        96     90        97    91
Atlanta, Georgia

Greenspoint Apartments    336      02/84        97     96        98    96
Phoenix, Arizona


Sandspoint Apartments     432      02/84        94     89        96    88
Phoenix, Arizona

Wood Ridge Apartments     280      04/84        96     94        97    93
Atlanta, Georgia

Plantation Crossing
Apartments                180      06/84        96     96        97    96
Atlanta, Georgia

Plantation Forest
Apartments (1)             64      06/84         -     92         -    95
Atlanta, Georgia

Sunrunner Apartments      200      07/84        97     91        99    90
St. Petersburg, Florida

McMillan Place
Apartments                402      06/85        96     93        96    95
Dallas, Texas

Misty Woods Apartments    228      06/85        94     92        98    94
Charlotte, North Carolina



(1) Property was sold in February 1994.



                                  11 of 13


        CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et. al., Superior Court of the State of California, San Mateo County, Case No. 390018.

      In November 1994, Lawrence Whiteside, a limited partner in the Partnership, commenced an action in the Superior Court of California, County of San Mateo, against, among others, the Managing General Partner and certain of its affiliates. The action alleges, among other things, that the tender offer constitutes (a) a breach of the fiduciary duty owed to the limited partners of the Partnership, and (b) a breach of, or on inducement to breach, the provisions of the Partnership Agreement of the Partnership. The action, which has been brought as a class action on behalf of limited partners, seeks to the enjoin the tender offer as well as monetary damages in an unspecified amount. The Managing General Partner believes that the action is without merit.

      On November 3rd the Superior Court denied plaintiff's motion for a temporary restraining order with respect to the tender offer. A hearing on a motion for a preliminary injunction is scheduled to be heard on November 18th.

Item 6.  Exhibits and Reports on Form 8-K.

      a.  Exhibits

          1. Amended and Restated Note A, made as of September 1, 1994, by Century Properties Fund XIX (the "Partnership") in favor of The Travelers Insurance Company ("Travelers") in the principal amount of $10,800,000.

          2. Amended and Restated Note B, made as of September 1, 1994, by the Partnership in favor of Travelers in the principal amount of $2,138,673.53.

          3. Amended and Restated Deed of Trust A, dated as of September 1, 1994, between the Partnership and Travelers.

          4. Amended and Restated Deed of Trust B, made as of September 1, 1994, between the Partnership and Travelers.

      b. On August 10, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide the following disclosure:

          On August 10, 1994, National Property Investors, Inc. ("NPI"), the parent of NPI Equity Investments II, Inc. ("NPI Equity"), entered into an agreement with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") to sell to Apollo up to one-third of the stock of NPI.


                                   12 of 13


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1994


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


                              CENTURY PROPERTIES FUND XIX

                              By: FOX PARTNERS II,

                                  A California General Partnership,
                                  its general partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A California Corporation,
                                  its general partner



                              /S/ARTHUR N. QUELER
                              ----------------------------------------------
                              ARTHUR N. QUELER
                              Executive Vice President, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)




                                 13 of 13