Form 10-K405
CENTURY PROPERTIES FUND XIX
filed 1995-03-31
CIK 705752

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1994, or

 X      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---       EXCHANGE ACT OF 1934

        For the transition period from ____________________ to _________________
        Commission file number 0-11935

                          CENTURY PROPERTIES FUND XIX
            (Exact name of Registrant as specified in its charter)

               CALIFORNIA                                94-2887133
----------------------------------------       ------------------------------
(State or other jurisdiction of incorporation  (I.R.S Employer Identification
or organization)                                  No.)

      5665 Northside Drive, N.W.,
             Suite 370
       Atlanta, Georgia                                      30328
---------------------------------------            -------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (404) 916-9090

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Limited

                                                               Partnership Units

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
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

  Prospectus of Registrant dated September 20, 1983, as amended on June 13, 1984 and thereafter supplemented incorporated in Parts I and IV.

                          CENTURY PROPERTIES FUND XIX
                            (a limited partnership)

                                    PART I

Item 1.  Business.

  Century Properties Fund XIX (hereinafter referred to as "Registrant") was organized in August 1982 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners II, a California general partnership, is the general partner of Registrant. The general partners of Fox Partners II are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.

  Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983. Registrant marketed its securities pursuant to its Prospectus dated September 20, 1983, which was amended on June 13, 1984, and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

  The principal business of Registrant is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties. Registrant is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

  Beginning in September 1983 through October 1984, Registrant offered $90,000,000 in Limited Partnership Units and sold units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real properties. Registrant's original property portfolio was geographically diversified with properties acquired in seven states. Registrant's acquisition activities were completed in June 1985 and since then
the principal activity of Registrant has been managing its portfolio.   One
property was sold in each of the years, 1988, 1992 and 1993 and in February 1994. In addition one property was foreclosed on in 1993. See Item 2, "Properties" for a description of Registrant's properties.

  Registrant is involved in only one industry segment, as described above. The business of Registrant is not seasonal. Registrant does not engage in any foreign operations or derive revenues from foreign sources. From March 1988 through December 1993, Registrant's affairs had been managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management services for Registrant as of December 23, 1993 and day-to-day management of Registrant's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994.

  On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity

II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. NPI Equity II is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."), a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty As sociates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of Registrant and such other partnerships.

  In connection with the acquisition by NPI Equity II of voting control of the Managing General Partner, NPI Realty Advisors, Inc. ("NPI Realty"), an affiliate of NPI Equity II, acquired an aggregate of approximately $10,800,000 of loans made by FRI and the Managing General Partner to Registrant and certain other affiliated partnerships (the "Fox Advances") including a $433,091 loan to Registrant. The aggregate purchase price for such loans was equal to the sum of the outstanding principal amount of, and al l accrued and unpaid interest on, such loans. The purchase price was paid by a $3,000,000 cash payment and delivery to FRI and the Managing General Partner of two promissory notes due December 16, 1999 in the aggregate principal amount of $7,796,761.41. The promissory notes are secured by the Fox Advances and general partner interest of NPI Equity II in FRI. Interest on the promissory notes accrued at a rate equal to the lower of 9% per annum or the prime rate of interest as announced from time to time by Bank of America, N.T. & S.A. As of December 31, 1994, all of the principal amount of the promissory notes had been paid. In addition, Registrant repaid the outstanding balance on its loan from the proceeds of the sale of Plantation Forest Apartments.

  On August 10, 1994, NPI, Inc., entered into an agreement with an affiliate ("Apollo") of Apollo Real Estate Advisors, L.P. to sell to Apollo up to one-third of the stock of NPI, Inc. In addition, Apollo obtained general and limited partnership interests in NPI-AP Management, L.P. ("NPI-AP"). NPI Property Management Corporation ("NPI Management"), an affiliate of the Managing General Partner, became the managing general partner of NPI-AP.

  On October 12, 1994, NPI, Inc. sold one-third of its stock to Apollo. Apollo is entitled to designate three of the seven directors of the Managing General partner and NPI Equity II. In addition, the approval of certain major actions on behalf of Registrant requires the affirmative vote of at least five directors of the Managing General Partner.

  On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in Registrant as well as 11 affiliated limited partnerships.

  During the fourth quarter of 1994, DeForest I acquired 20,430 limited partnership units or approximately 22.9% of the total limited partnership units of Registrant. (See Item 12, "Security Ownership of Certain Beneficial Owners and Management").

  Both the income and the expenses of operating the properties owned by Registrant are subject to factors outside Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and miscellaneous management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions, there is no guarantee that any property owned by Registrant can be sold by it or, if sold, that such sale can be made upon favorable terms.

  It is possible that legislation on the state or local level may be enacted in the states where Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by Registrant.

  Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

  Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

  Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. Many of Registrant's properties which are or were located in oil industry dependent and other weakened markets have been adversely affected by economic conditions in these markets. In addition, each of Registrant's properties competes in an area which normally contains numerous other multi-family residential properties which may be considered competitive.

  In 1994 markets in many areas remained depressed due in part to over-building, which continues to depress residential rental rates. An over-supply of apartment properties, including those held by banks, savings institutions, the Federal Deposit Insurance Corporation and the Resolution Trust Corporation, affects the ability of Registrant to sell such properties and their sales prices. The level of sales of existing properties and the development of new properties have been affected by the limited availability of financing in real estate markets.

  At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the success of Registrant's strategy as set forth in
Item 7 as well as upon significant improvement in the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining p roperties. In this regard, it is anticipated that some of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain additional financing, refinancing, or debt restructuring as required.

Property Matters

  Plantation Forest Apartments - On February 8, 1994, Registrant sold this property for $2,450,000 to an unaffiliated third party. After payment of the existing loan of $1,965,000 and expenses of the sale, the proceeds to Registrant were approximately $482,000. The tax loss on the sale was $149,000. Net proceeds realized from the sale were in part used to fully repay $370,000 of the demand notes, plus accrued interest, held by NPI Realty. The balance was added to working capital. See, Item 8, "Consolida ted Financial Statements and Supplementary Data - Note 9."

  Misty Woods Apartments - As of June 1, 1994, the lender holding the mortgage at Misty Woods Apartments was permitted to draw on the two letters of credit, each in the amount of $300,000, which were held in connection with the note payable encumbering this property. In accordance with the loan agreement, Registrant applied the net proceeds of the draw ($594,000) to the note, reducing the mortgage balance to $5,183,000. Commencing July 1, 1994, the monthly debt service payment was reduced to approximately $46,000. See, Item 8, "Consolidated Financial Statements and Supplementary Data - Note 5."

  McMillan Place Apartments - On September 1, 1994, Registrant obtained a modification of the existing mortgage encumbering McMillan Place Apartments in the amount of $12,939,000 (including accrued interest of $2,139,000). The loan was split into a first mortgage note of $10,800,000 and a second mortgage note of $2,139,000. The first mortgage requires monthly payments of approximately $89,000, bears interest at 8.25% per annum and is being amortized over a twenty-two year period. Under the terms of the sec ond mortgage, interest accrues at 8.25% (with monthly compounding) per annum. Monthly payments of interest or principal are not required on the second mortgage. Quarterly payments, however, of all excess cash flow, as defined in the cash management agreement, are required to be made to the lender to reduce the second mortgage. In addition, pursuant to the terms of the loan documents Registrant is prohibited from making any distributions from operations to its partners. Both loans mature on August 31, 19 99 with a balloon payment of approximately $9,767,000 on the first mortgage plus the outstanding balance on the second mortgage note. As specified in the modification, Registrant was required to deposit $80,000 in a reserve account for future capital improvements and is required to make monthly payments of $10,000 to the reserve account for the term of the loan. See, Item 8, "Consolidated Financial Statements and Supplementary Data - Note 5."

Employees

  Services are performed for Registrant at its remaining properties by on-site personnel all of whom are employees of NPI-AP, which directly manages Registrant's remaining properties. All payroll and associated expenses of such on-site personnel are fully reimbursed by Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to Registrant in addition to providing on-site management. In addition, Registrant and other affiliated partnerships employ, on a part-time basis, approximately 20 individuals who perform accounting, secretarial, transfer and administrative services for them and Registrant pays for its pro rata portion of such services.

Item 2.  Properties.

  A description of the multi-family residential properties in which Registrant has or has had an ownership interest is as follows. All of Registrant's properties are owned in fee.

                                                                      Portfolio
                                    Date of     Date of               Percentage
Name and Location                   Purchase     Sale       Size          (1)
-----------------                   --------    -------     ----      ----------
Wood Lake Apartments                 12/83         -      220 units        9
   100 Pinhurst Drive
   Atlanta, Georgia

Greenspoint Apartments               02/84         -      336 units        8
   NE Corner, 42nd Street
   Phoenix, Arizona

Sandspoint Apartments                02/84         -      432 units        9
   SW Corner, Butler Drive
   and 19th Avenue
   Phoenix, Arizona

Wood Ridge Apartments                04/84         -      280 units       10
   100 Wood Ridge Drive
   Atlanta, Georgia

Plantation Crossing Apartments       06/84         -      180 units        6

   2703 Delk Road
   Atlanta, Georgia

Sunrunner Apartments                 07/84         -      200 units        5
   11400 4th Street North
   St. Petersburg, Florida

McMillan Place Apartments            06/85         -      402 units        9
   12610 Jupiter Place
   Dallas, Texas

Misty Woods Apartments               06/85         -      228 units        5
   4642 Central Avenue
   Charlotte, North Carolina

                                                                      Portfolio
                                    Date of     Date of               Percentage
Name and Location                   Purchase     Sale       Size          (1)
-----------------                   --------    -------     ----      ----------

Plantation Forest Apartments(2)      06/84      2/94       64 units        2
   8740 Roswell Road NE
   Atlanta, Georgia

The Cove Apartments(3)               12/84      7/93      689 units       14
   4003 South Westshore Boulevard
   Tampa, Florida

Parkside Village Apartments(4)       11/83      5/93      383 units       11
   15650 East Iliff Avenue
   Aurora, Colorado

Shadow Lake Apartments(5)            11/83     12/92      296 units        5
   West Markham at Stacy Drive
   Little Rock, Arkansas

The Arbors of Dallas Apartments     08/84      06/88      244 units        7
   11700 Audelia Road
   Dallas, Texas

(1) Represents the percentage of original cash invested in the individual property of the total original cash invested in all properties.
(2)  Sold in February 1994.  See, Item 1, "Business-Property Matters" and
     Item 8, "Consolidated Financial Statements and Supplementary Data - Note
     9."
(3) Acquired by the lender through foreclosure in July 1993. See, Item 8, "Consolidated Financial Statements and Supplementary Data - Note 9."
(4) Sold in May 1993. See, Item 8, "Consolidated Financial Statements and Supplementary Data - Note 9."
(5) Sold in December 1992. See, Item 8, "Consolidated Financial Statements and Supplementary Data - Note 8."



  See, Item 8, "Consolidated Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of Registrant are subject.

  An occupancy summary is set forth on the chart following:

                               OCCUPANCY SUMMARY

                                                   Average
                                               Occupancy Rate(%)
                                              for the Year Ended
                                                  December 31,
                                               ----------------
                                               1994  1993  1992
                                               ----  ----  ----
Wood Lake Apartments.....................       96    91    92
Greenspoint Apartments...................       98    97    94
Sandspoint Apartments....................       95    90    91
Wood Ridge Apartments....................       97    94    92
Plantation Crossing Apartments...........       96    97    97
Plantation Forest Apartments (1).........       99    94    95
Sunrunner Apartments.....................       97    91    92
McMillan Place Apartments................       96    93    93
Misty Woods Apartments...................       95    93    95
______________

(1) Property was sold in February 1994. 1994 average occupancy rate covers the periods from January 1994 through the date of sale.

Item 3.  Legal Proceedings.

  Lawrence M. Whiteside, on behalf of himself and all others similarly situated,
v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

  In November 1994, Lawrence Whiteside, a limited partner of Century Properties Fund XIX, a limited partnership affiliated with the Managing General Partner, commenced an action in the Superior Court of California, County of San Mateo, against, among others, affiliates of the Managing General Partner. The action alleges, among other things, that the Tender Offers constitute (a) a breach of the fiduciary duty owed to the limited partners of partnerships whose general partners are affiliated with the Managing General Partner, and (b) a breach of, or an inducement to breach, the provisions of the partnership agreements of such partnerships. The action, which has been brought as a class action on behalf of limited partners, sought to enjoin the Tender Offers as well as monetary damages in an unspecified amount. On November 3rd the Superior Court denied plaintiff's motion for a temporary restraining order with respect to the Tender Offers and on November 18th the Superior Court denied plaintiff's motion for a pr eliminary injunction. (See below for information with respect to a proposed settlement of the claims asserted in this action.)



  Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

  In November 1994, Bonnie L. Ruben and Sidney Finkel, limited partners of partnerships whose general partners are affiliated with the Managing General

Partner, commenced an action in the United States District Court, Northern District of Georgia, against, among others, affiliates of the Managing General Partner. The action alleges, among other things, that the Tender Offers constitute (a) a breach of the fiduciary duty owed to the limited partners of such partnerships, and (b) a breach of, or an inducement to breach, the provisions of the partnership agreements of such partnerships. The action, which has been brought as a class action on behalf of limited partners, sought to enjoin the Tender Offers as well as monetary damages in an unspecified amount. After the District County denied plaintiffs motion for a temporary restraining order, the plaintiffs withdrew their request for a preliminary injunction but are still seeking monetary damages and have added a third named plaintiff, Robert Lewis. (See below for information with respect to a proposed settlement of this action.)

  Roger L. Vernon, individually andon behalf of all similarly situated persons
v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

  In November 1994, Roger L. Vernon, a limited partner of Century Properties Fund XVIII, a limited partnership affiliated with the Managing General Partner, commenced an action in the Circuit Court of Cook County, County Department, Chancery Division against, among others, affiliates of the Managing General Partner. The action alleges, among other things, that the Tender Offers constitute (a) a breach of the fiduciary duty owed to the limited partners of such partnerships, and (b) misuse of partnership assets. The action, which has been brought as a class action on behalf of limited partners, sought to enjoin the Tender Offers as well as monetary damages in an unspecified amount. The plaintiffs request for a preliminary injunction was not timely as the action was commenced after the consummation of the Tender Offers. (See below for information with respect to a proposed settlement of the claims asserted in this action.)

  James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC ("Andrews").

  In December 1994, James Andrews, a limited partner of Century Properties Fund XV, a limited partnership affiliated with the Managing General Partner, commenced an action in the United States District Court, Northern District of Georgia, against, among others, affiliates of the Managing General Partner. The action alleges, among other things, that the tender offers constitute (a) a breach of the fiduciary duty owed to the limited partners of such partnerships, and (b) a breach of, and an inducement to brea ch, the provisions of the partnership agreement of such partnerships. The action, which has been brought as a class action on behalf of limited partners, seeks monetary damages in an unspecified amount. (See below for information with respect to a proposed settlement of this action.

  On March 16, 1995 the United States District Court for the Northern District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the

October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I would pay to each unitholder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.

  No matter was submitted to a vote of security holders during the period covered by this Report.

                                    PART II

Item 5.  Market for the Registrant's Equity and Related Security Holder
  Matters.

  The Limited Partnership Unit holders are entitled to certain distributions as provided in The Partnership Agreement. No market for Limited Partnership Units exists, nor is expected to develop. As of March 1, 1995, distributions from operations to date to unitholders have been approximately $25 for each $1,000 of original investment.

  No distributions from operations were made during the years ended December 31, 1994 and 1993. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Registrant's financial ability to make distributions.

  As of March 1, 1995, the approximate number of holders of Limited Partnership Units was 7,106.

Item 6.  Selected Financial Data.

  The following represents selected financial data for Registrant for the years ended December 31, 1994, 1993, 1992, 1991 and 1990. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                          For the Year Ended December 31,
                                     -------------------------------------
                                     1994      1993     1992     1991     1990
                                    (Amounts in thousands except per unit data)
Total revenues                     $13,768   $14,690  $17,795   $18,799  $ 18,177
                                   =======   =======  =======   =======  ========

Loss before extraordinary item     $(3,105)  $(2,686) $(8,310)  $(5,257) $ (6,340)

Extraordinary item - gain
  on extinguishment of debt              -         -  $ 7,022         -         -

Net loss                           $(3,105)  $(2,686) $(1,288)  $(5,257) $ (6,340)

Net loss per limited
  partnership unit (1)             $   (31)  $   (27) $   (13)  $   (52) $    (63)

Total assets                       $64,604   $70,799  $99,401   $11,211  $116,491

Long-term obligations:
  Notes payable                    $59,063   $59,869  $82,007   $94,509  $ 94,790

________________

(1) $1,000 original contribution per unit after giving effect to the allocation of net loss to the general partner.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
of   Operations.


Liquidity and Capital Resources

  Registrant holds investments in and operates eight apartment complexes. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of March 1, 1995, five of the thirteen properties originally purchased by Registrant were sold or otherwise disposed. Four of the Registrant's eight properties generated positive cash flow during the year ended December 31, 1994. McMillan Place, Misty Woods, Sandspoint and Sunrunner Apartments experienced negative cash flow for the ended December 31, 1994.

  Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary sources of liquidity. There have been no distributions since 1987. As described in Item 8, "Financial Statement and Supplementary Data", Note 5, Registrant is prohibited from making any distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied. Future distributions from sales or refinancings are permitted and will be evaluated at such time.

  The level of liquidity based upon cash and cash equivalents experienced a $99,000 increase at December 31, 1994, as compared to 1993. Registrant's $477,000 of cash provided by operating activities and $971,000 of cash provided by investing activities were substantially offset by $1,349,000 used in financing activities. Cash provided by investing activities resulted from $485,000 of net proceeds from the sale of Plantation Forest Apartments and the release of $729,000 of restricted cash (primarily relating to the partial repayment of the mortgage encumbering Registrant's Misty Woods property), which were partially offset by $240,000 of improvements to rental properties. Registrant has no significant capital expenditures planned. The cash used in financing activities consisted of $979,000 in notes payable principal payments and repayment of notes payable to an affiliate of the general partner of $370,000. Notes payable principal payments included a partial repayment of the note encumbering Registrant's Mis ty Woods property of $594,000. The decrease in accrued expenses and other liabilities is attributable to the modification of the McMillan Place mortgage. Under the terms of the modification, the accrued interest payable was converted to a second mortgage (see Item 8, "Financial Statements and Supplementary Data", Note 5). All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

  Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until June 1995, when the balloon payments encumbering the Greenspoint and Sandspoint Apartments come due in the approximate amount of $8,084,000 and $9,417,000, respectively. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required. If Greenspoint and Sandspoint Apartments are lost through foreclosure, Registrant would incur losses of approximately $1,100,000 and $1,250,000, respectively. In addition, Registrant has substantial balloon payments due in 1996, 1997, 1998 and 1999 in the amounts of $5,083,000, $3,169,000, $19,920,000 and $12, 971,000,

respectively. Although management is confident that these mortgages can be replaced, if the mortgages are not extended or refinanced, or the properties are not sold, the properties could be lost through foreclosure.

  During the fourth quarter of 1994, DeForest I acquired 20,430 limited partnership units or 22.9% of total limited partnership units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Item 3, "Legal Proceedings").

  At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that the remaining properties will be held longer than origin ally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.

Real Estate Market

  The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing residential properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1995 . Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Results of Operations

1994 Compared to 1993

  Operating results declined by $419,000 for the year ended December 31, 1994, as compared to 1993, due to the provision for impairment of value of $500,000 on the Sunrunner Apartments and the loss on the sale of Plantation Apartments of $149,000. Parkside Village Apartments and Plantation Forest Apartments were sold in May 1993 and February 1994, respectively, and the Cove Apartments was foreclosed in July 1993. With respect to the remaining properties, operating results improved by $194,000 due to increases in revenues of $826,000 and in expenses of $632,000.

  Revenues declined by $922,000 for the year ended December 31, 1994, as compared to 1993, due to the disposition of Registrant's Parkside Village Apartments (May 1993), The Cove Apartments (July 1993) and Plantation Forest Apartments (February 1994). With respect to the remaining properties, revenues increased by $826,000 due to an increase in rental income of $829,000 and a decrease in interest and other income of $3,000. Rental revenues increased primarily due to increased rates and occupancy at all of the Registrant's properties, except for Plantation Crossing, where rates and occupancy remained relatively constant. Reduced concessions at McMillian and Misty Woods Apartments also contributed to the increase in rental revenues. Interest and other income remained relatively constant.

  Costs and expenses declined by $503,000 for the year ended December 31, 1994, as compared to 1993, due to the disposition of Registrant's Parkside Village, The Cove and Plantation Forest Apartments. With respect to the remaining properties, expenses increased by $632,000 due to increases in operating expenses of $892,000, depreciation expense of $15,000 and provision for impairment of $500,000, which were only partially offset by decreases in interest expense of $396,000 and general and administrative expenses of $379,000.

  Operating expenses increased primarily due to increased spending for the elimination of deferred maintenance at Registrant's Sandspoint, Greenspoint, Sunrunner and Wood Lake Apartments. Depreciation expense increased due to the effect of fixed asset additions. Interest expense declined due to the payment of prepayment premiums in connection with the refinancings, at a lower interest rate, of Wood Lake, Wood Ridge and Plantation Crossings Apartments notes payable in June 1993 and a $594,000 reduction of the principal balance on the mortgage encumbering Registrant's Misty Woods property. This was only partially offset by an increase in interest expense on Registrant's Greenspoint and Sandspoint properties due to an increase in interest rates on the variable rate mortgages. General and administrative expenses declined due to a decrease in asset management costs.

1993 Compared to 1992

  Loss before extraordinary item decreased $5,624,000 in 1993, as compared to 1992, due to the $3,846,000 provision for impairment of value and loss on sale recognized in 1992 and to a decrease in interest, operating and depreciation expenses, offset, in part, by decreased rental revenues, due to the sale of Parkside Village Apartments and the foreclosure of The Cove Apartments in 1993, and the sale of the Shadow Lake Apartments in December 1992. The decrease in rental revenue was offset, in part, by the in creased rental revenue at certain of the Fund's properties due to increased occupancy. In addition, the decrease in interest expense is also due to lower interest rates obtained from the replacement financing of the Sandspoint and Greenspoint Apartments in June 1992 and Wood Lake, Wood Ridge and Plantation Crossing Apartments in June 1993 which is offset, in part, by the prepayment premiums paid in connection with the Wood

Lake, Wood Ridge and Plantation Crossing Apartments refinancing. General and administrative expenses increased due to financing costs incurred in 1993 on refinancings which were not finalized. The gain on sale of property of $576,000 relates to the sale of Parkside Village Apartments and the loss on sale of $44,000 relates to the foreclosure of The Cove Apartments.

Item 8.   Consolidated Financial Statements and Supplementary Data.


                          CENTURY PROPERTIES FUND XIX

                       CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1994

                                     INDEX

                                                                           Page
                                                                           ----
Independent Auditors' Reports                                             F - 2
Consolidated Financial Statements:
  Balance Sheets at December 31, 1994 and 1993                            F - 4
  Statements of Operations for the Years Ended December 31, 1994, 1993
    and 1992                                                              F - 5
  Statements of Partners' Equity for the Years Ended
    December 31, 1994, 1993 and 1992                                      F - 6
  Statements of Cash Flows for the Years Ended December 31, 1994, 1993
    and 1992                                                              F - 7
  Notes to Consolidated Financial Statements                              F - 8
Financial Statement Schedule:
  Schedule III  -  Real Estate and Accumulated Depreciation at
    December 31, 1994                                                     F - 19

Consolidated financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.

Imowitz Koenig & Co., LLP
  Certified Public Accountants

To the Partners
Century Properties Fund XIX
Atlanta, Georgia



                         Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX (a limited partnership) (the "Partnership") as of December 31, 1994, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the additional information supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                  /s/ Imowitz Koenig & Co., LLP
                                                  Certified Public Accountants



New York, N.Y.
January 20, 1995

              100 East 42nd Street, New York, New York 10017
              Telephone 212-867-8711  Facsimile 212-867-8723

Deloitte & Touche LLP
---------------------                ------------------------------------------
[LOGO]                               50 Fremont Street Telephone: (415)247-4000
                  San Francisco, California 94105-2230 Facsimile: (415)247-4329


INDEPENDENT AUDITORS' REPORT


Century Properties Fund XIX:

We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX, (a limited partnership) (the "Partnership") and its wholly-owned subsidiaries, as of December 31, 1993, and the related consolidated statements of operations, partners' equity and cash flows for the years ended December 31, 1993 and 1992. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its wholly-owned subsidiaries at December 31, 1993, and the results of their operations and their cash flows for the years ended December 31, 1993 and 1992 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the first paragraph of Note 13 to the consolidated financial statements, the Partnership has experienced negative cash flow from operations and has a balloon payment of $10,800,000 due in December 1994, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/ Deloitte & Touche LLP

March 18, 1994

---------------
Deloitte Touche
Tohmatsu
International
---------------
                                     F - 3

                                 CENTURY PROPERTIES FUND XIX
                                   (A Limited Partnership)


                                 CONSOLIDATED BALANCE SHEETS


                                                                 DECEMBER 31,
                                                 ------------------------------------------
                                                        1994                     1993
                                                 ----------------          ----------------
ASSETS

Cash and cash equivalents                        $     218,000             $     119,000
Restricted cash                                        787,000                 1,516,000
Deferred costs and other assets                      1,643,000                 1,602,000

Real Estate:

  Real estate                                       94,106,000                97,436,000
  Accumulated depreciation                         (31,650,000)              (29,874,000)
  Allowance for impairment of value                   (500,000)                        -
                                                 ----------------          ----------------
Real estate, net                                    61,956,000                67,562,000
                                                 ----------------          ----------------
  Total assets                                   $  64,604,000             $  70,799,000
                                                 ================          ================
LIABILITIES AND PARTNERS' EQUITY

Accrued expenses and other liabilities           $   1,195,000             $   3,109,000
Notes payable to affiliate of the general                    -                   370,000
   partner
Notes payable                                       59,063,000                59,869,000
                                                 ----------------          ----------------
  Total liabilities                                 60,258,000                63,348,000
                                                 ----------------          ----------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partner                                    (8,558,000)               (8,192,000)
 Limited partners (89,292 units outstanding at
  December 31, 1994 and 1993)                       12,904,000                15,643,000
                                                 ----------------          ----------------
  Total partners' equity                             4,346,000                 7,451,000
                                                 ----------------          ----------------
  Total liabilities and partners' equity         $  64,604,000             $  70,799,000
                                                 ================          ================





                          See notes to consolidated financial statements.

                                 CENTURY PROPERTIES FUND XIX
                                   (A Limited Partnership)

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------------
                                                       1994                          1993                          1992
                                               --------------------          --------------------          --------------------
Revenues:
   Rental                                      $       13,709,000            $       14,052,000            $       17,735,000
   Interest and other                                      59,000                        62,000                        60,000
   Gain on sale of property                                     -                       576,000                       -
                                               --------------------          --------------------          --------------------
   Total revenues                                      13,768,000                    14,690,000                    17,795,000
                                               --------------------          --------------------          --------------------
Expenses (including $690,000, $57,000,
  $1,329,000 paid to the general partner
  and affiliates in 1994, 1993 and 1992):
   Interest                                             5,959,000                     6,807,000                     9,392,000
   Operating                                            7,185,000                     6,992,000                     8,535,000
   Depreciation                                         2,766,000                     2,840,000                     3,784,000
   General and administrative                             314,000                       693,000                       548,000
   Loss on sale of property                               149,000                        44,000                       257,000
   Provision for impairment of value                      500,000                             -                     3,589,000
                                               --------------------          --------------------          --------------------
   Total expenses                                      16,873,000                    17,376,000                    26,105,000
                                               --------------------          --------------------          --------------------
Loss before extraordinary item                         (3,105,000)                   (2,686,000)                   (8,310,000)

Extraordinary item:
   Gain on extinguishment of debt                               -                             -                     7,022,000
                                               --------------------          --------------------          --------------------
   Net loss                                    $       (3,105,000)           $       (2,686,000)           $       (1,288,000)
                                               ====================          ====================          ====================
Net Loss Per Limited Partnership Unit:

   Loss before extraordinary item              $              (31)           $              (27)           $              (82)

   Extraordinary item                                           -                             -                            69
                                               --------------------          --------------------          --------------------
   Net loss                                    $              (31)           $              (27)           $              (13)
                                               ====================          ====================          ====================





                See notes to consolidated financial statements.

                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        General                      Limited                        Total
                                                        Partners'                    Partners'                     Partners'
                                                        (Deficit)                     Equity                        Equity
                                               -------------------------     -------------------------     -------------------------

Balance - January 1, 1992                      $       (7,723,000)           $       19,148,000            $       11,425,000

  Loss before extraordinary item                         (981,000)                   (7,329,000)                   (8,310,000)

  Extraordinary item                                      829,000                     6,193,000                     7,022,000
                                               -------------------------     -------------------------     -------------------------

Balance - December 31, 1992                            (7,875,000)                   18,012,000                    10,137,000

  Net loss                                               (317,000)                   (2,369,000)                   (2,686,000)
                                               -------------------------     -------------------------     -------------------------

Balance - December 31, 1993                            (8,192,000)                   15,643,000                     7,451,000

  Net loss                                               (366,000)                   (2,739,000)                   (3,105,000)
                                               -------------------------     -------------------------     -------------------------
Balance - December 31, 1994                    $       (8,558,000)           $       12,904,000            $        4,346,000
                                               =========================     ========================      =========================


                See notes to consolidated financial statements.

                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                               1994                       1993                      1992
                                                        ------------------        ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $    (3,105,000)          $    (2,686,000)          $   (1,288,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                               3,172,000                 3,199,000                4,047,000
  Accrued interest added to note payable principal               29,000                         -                        -
  Costs expensed on attempted property refinancing                    -                    64,000                        -
  Mortgage costs                                                (90,000)                        -                        -
  Provision for impairment of value                             500,000                         -                3,589,000
  Gain on sale of property                                            -                  (576,000)                       -
  Loss on sale of property                                      149,000                    44,000                  257,000
  Extraordinary item - gain on extinguishment of
    debt                                                              -                         -               (7,022,000)
  Changes in operating assets and liabilities:
    Deferred costs and other assets                            (374,000)                 (166,000)                (109,000)
    Accrued expenses and other liabilities                      196,000                (1,905,000)               1,589,000
                                                        ------------------        ------------------        ------------------
Net cash provided by (used in) operating activities             477,000                (2,026,000)               1,063,000
                                                        ------------------        ------------------        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash decrease (increase)                             729,000                  (691,000)                 128,000
Additions to real estate                                       (240,000)                 (658,000)                (557,000)
Net proceeds from sale of rental property                       485,000                11,259,000                6,245,000
Purchase of cash investment                                           -                         -                  (50,000)
Proceeds from cash investments                                        -                         -                  100,000
Cost of sale of rental property                                  (3,000)                 (772,000)                 (18,000)
                                                        ------------------        ------------------        ------------------
Net cash provided by investing activities                       971,000                 9,138,000                5,848,000
                                                        ------------------        ------------------        ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to affiliate of the
   general partner                                                    -                   291,000                  786,000
Repayment of notes payable to affiliate of general
  partner                                                      (370,000)               (1,309,000)                       -
Notes payable proceeds                                                -                20,375,000               18,250,000
Notes payable principal payments                               (979,000)              (26,523,000)             (24,615,000)
Financing costs paid                                                  -                  (497,000)              (1,308,000)
Financing cost refunded                                               -                   523,000                        -
                                                        ------------------        ------------------        ------------------
Net cash (used in) financing activities                      (1,349,000)               (7,140,000)              (6,887,000)
                                                        ------------------        ------------------        ------------------
Increase (Decrease) in Cash and Cash Equivalents                 99,000                   (28,000)                  24,000

Cash and Cash Equivalents at Beginning of Year                  119,000                   147,000                  123,000
                                                        ------------------        ------------------        ------------------
Cash and Cash Equivalents at End of Year                $       218,000           $       119,000           $      147,000
                                                        ==================        ==================        ==================
Supplemental Disclosure of Cash Flow Information:

   Interest paid in cash during the year                $     5,449,000           $     7,826,000           $    7,700,000
                                                        ==================        ==================        ==================

Supplemental Disclosure of Non-cash Investing and
   Financing  Activities:

   Accrued interest added to note payable principal     $     2,139,000           $             -           $            -
                                                         ==================       ==================        ==================
   Disposition of rental property in 1992, 1993 and
     1994 - See Notes 7, 8 and 9.


                See notes to consolidated financial statements.
                                     F - 7

                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

    Century Properties Fund XIX (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns three residential apartment complexes in Atlanta, Georgia, two residential apartment complexes in Phoenix, Arizona and one residential apartment complex in St. Petersburg, Florida, Dallas, Texas and Charlotte, North Carolina. The general partner of the Partnership is Fo x Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("MGP"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by MGP.

    On December 6, 1993, the shareholders of MGP entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100 percent of the outstanding stock of MGP. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by MGP and/or FRI. NPI Equity II is a wholly-owned subsidiary of Nat ional Property Investors, Inc. ("NPI, Inc."), a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia. The shareholders of MGP retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

    On August 10, 1994, NPI, Inc. entered into an agreement with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") to sell to Apollo up to one-third of the stock of NPI, Inc. In addition, Apollo obtained general and limited partnership interests in NPI-AP Management L.P. ("NPI-AP"). NPI Property Management Corporation ("NPI Management"), an affiliate of NPI, Inc., became the managing general partner of NPI-AP and assigned its interest in the management contract for the Partnership's properties to NPI-AP as well as all other properties it manages for partnerships affiliated with MGP.

    On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo. Also, on October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of De Forest
    I. The shareholders who control DeForest Capital I Corporation, the sole general partner of DeForest I, also control NPI, Inc. DeForest I has been formed for the purpose of making tender offers for limited partnership interests in the Partnership as well as eleven affiliated limited partnerships. DeForest II has been formed for the purpose of making tender offers for limited partnership interests in seven affiliated limited partnerships. During the fourth quarter of 1994, DeForest I acquired approximately 23% of total limited partnership units of the Partnership (see
    Note 11).

                           CENTURY PROPERTIES FUND XIX
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Distributions

    Cash distributions have been suspended since 1987. As specified in the modification of the existing mortgage encumbering McMillan Place Apartments, the Partnership is prohibited from making any distributions except from sales or refinancing of its properties, until the mortgage encumbering McMillan Place Apartments is satisfied.

    Consolidation


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

    New Accounting Pronouncements

    In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement No. 107, "Disclosures About Fair Value of Financial Instruments." This Statement was amended in October 1994 by FASB Statement No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." These Statements will not affect the financial position or results of operations of the Partnership but will require additional disclosure on the fair value of certain financial instruments for which it is practicable to estimate fair value. Disclosures under these statements will be required in the 1995 financial statements.

    Cash and Cash Equivalents

    The Partnership considers cash investments with an original maturity date of three months or less at the time of purchase to be cash equivalents.

    Concentration of Credit Risk

    The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. At times during the year, cash balances exceeded insured levels. At December 3, 1994, the Partnership had $126,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

                           CENTURY PROPERTIES FUND XIX
                             (A Limited Partnership)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Real Estate


    Real estate is stated at cost. A provision for impairment of value is recorded when a decline in value of property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modificat ion sufficient to allow a continued hold of the property over a reasonable period of time,
    (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has decline d based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to five years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the a bsence of the above circumstances, real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate.

    Depreciation

    Depreciation is computed by the straight-line method over estimated useful lives ranging from 5 to 30 years. Properties for which a provision for impairment of value has been recorded and are expected to be disposed of within the next year are not depreciated.

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

    Deferred Financing Costs

    Financing costs are deferred and amortized over the lives as interest expense of the related loans, which range from three to ten years, or expensed if financing is not obtained. At December 31, 1994 and December 31, 1993, accumulated amortization of deferred financing costs totaled $974,000 and $756,000. Net deferred costs of $610,000 and $943,000 for the years ended December 31, 1994 and 1993, respectively, are included in deferred costs and other assets.

                           CENTURY PROPERTIES FUND XIX
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Net Loss Per Limited Partnership Unit

    The net loss per limited partnership unit is computed by dividing the net loss allocated to the limited partners by 89,292 units outstanding.

    Income Taxes

    No provision for Federal and state income taxes has been made in the consolidated financial statements because income taxes are the obligation of the partners.

    Reclassification

    Certain amounts have been reclassified to conform to the 1994 presentation.

2.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

    In accordance with the Partnership Agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

    On January 1, 1993, Metric Management, Inc., ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent
    to December 31, 1992, reimbursements were made to   MMI.  On December 16,
    1993, t he services agreement with MMI was modified and, as a result thereof, MGP began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, NPI Management commenced providing certain property management services. Related party expenses for the years ended December 31, 1994, 1993 and 1992 were as follows:
                                              1994        1993         1992
                                          ----------   ----------   ----------
Property management fees                  $  557,000   $       -    $  886,000
Reimbursement of operational expenses:
  Partnership accounting and investor
    services                                 100,000           -       335,000
  Professional services                       30,000           -        39,000

                                          ----------   ----------   ----------
Total                                     $  687,000   $       -    $1,260,000
                                          ==========   ==========   ==========
Interest expense                          $    3,000   $  57,000    $   69,000

                             CENTURY PROPERTIES FUND XIX
                               (A Limited Partnership)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


2.  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

    Property management fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses.

    In accordance with the Partnership Agreement, the general partner received a Partnership management incentive allocation equal to ten percent of net and taxable income (loss) before gains on property dispositions. The general partner was also allocated its two percent continuing interest in the Partnership's net and taxable income (loss) after the preceding allocation. The general partner is also allocated gain on property dispositions to the extent it is entitled to receive distributions and then 12 per cent of remaining gain.

3.  RESTRICTED CASH

    Restricted cash at December 31, 1994, consists of required reserves maintained in accordance with financing arrangements on the Wood Lake, Wood Ridge, Plantation Crossing, Greenspoint and Sandspoint Apartments in order to meet future capital requirements.

4.  REAL ESTATE

    Real estate, at December 31, 1994 and 1993, is summarized as follows:

                                                     1994             1993
                                                  ------------     ------------
Land                                              $11,681,000      $12,272,000
Buildings and improvements                         75,029,000       77,637,000
Furnishings                                         7,396,000        7,527,000
                                                  ------------     ------------
Total                                              94,106,000       97,436,000
Accumulated depreciation                          (31,650,000)     (29,874,000)
Allowance for impairment of value                    (500,000)               -
                                                  ------------     ------------
Real estate, net                                  $61,956,000      $67,562,000
                                                  ============     ============

5.  NOTES PAYABLE

    The Partnership's properties are pledged as collateral for the related notes payable. The Partnership's Wood Lake, Wood Ridge and Plantation Crossing Apartments are cross-collateralized. The Greenspoint and Sandspoint Apartments are also cross-collateralized. The notes currently bear interest at rates ranging from 8.25% to 10.81%, and are payable monthly except for the second note on McMillan Apartments whose interest is compounded monthly and is payable on maturity, August 31, 1999.

                           CENTURY PROPERTIES FUND XIX
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


5.  NOTES PAYABLE (Continued)

    On June 1, 1994, the lender was permitted to draw on the two letters of credit, in the amounts of $300,000 each, which were held in connection with the note payable encumbering the Misty Woods property. In accordance with the loan agreement, the Partnership applied the net proceeds of the draw, in the amount of $594,000, to the note, reducing the note payable balance to $5,183,000. Commencing July 1, 1994, the monthly debt service payment was reduced to $46,000.

    On September 1, 1994, the Partnership obtained a modification of the existing mortgage encumbering McMillan Place Apartments in the amount of $12,939,000 (including accrued interest of $2,139,000). The loan was split into a first mortgage note of $10,800,000 and a second mortgage note of $2,139,000. The first mortgage requires monthly payments of approximately $89,000 at 8.25% interest and is being amortized over a twenty-two year period. Under the terms of the second mortgage, interest accrues at 8.25% (with monthly compounding). Quarterly payments, of all excess cash flow, as defined in the cash management agreement, are required to be made to the lender. No excess cash flow payments were made in 1994. In addition, the Partnership is prohibited from making any distributions from operations to its partners. The notes mature on August 31, 1999 with a balloon payment of approximately $9,767,000 on the first mortgage plus the outstanding balance and accrued interest on the second mortgage note. As specified in the modification, the Partnership was required to deposit $80,000 in a reserve account for future capital improvements and is required to make monthly payments of $10,000 to the reserve account for the term of the loan.

    The final payments due on notes which are not self liquidating are as follows (see Note 10):

                                                                     Date of

    Property                                       Final Payment     Maturity
    --------                                       -------------     --------
    Greenspoint - Phoenix, AZ                       $8,084,000         6/95
    Sandspoint - Phoenix, AZ                         9,417,000         6/95
    Misty Woods - Charlotte, NC                      5,083,000         5/96
    Sunrunner - St. Petersburg, FL                   3,169,000         1/97
    Wood Lake - Atlanta, GA                          6,844,000         6/98
    Wood Ridge - Atlanta, GA                         7,821,000         6/98
    Plantation Crossing - Atlanta, GA                5,255,000         6/98
    McMillan Place - Dallas, TX                      9,767,000         8/99
    McMillan Place - Dallas, TX (2nd Note            3,204,000         8/99

    The second note on McMillan Place includes additional interest of $1,065,000, which is expected to be accrued by August 1999 and is due at maturity.

                                     F - 13
<PAGE

                           CENTURY PROPERTIES FUND XIX
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


5.  NOTES PAYABLE (Continued)

    Principal payments at December 31, 1994 are required as follows:

                       1995        $  17,879,000
                       1996            5,457,000
                       1997            3,477,000
                       1998           20,197,000
                       1999           12,053,000
                                   -------------
    Total                          $  59,063,000
                                   =============

    Amortization of deferred financing costs totaled $416,000, $349,000 and $256,000 for 1994, 1993 and 1992, respectively.

6.  NOTES PAYABLE TO AFFILIATE OF THE GENERAL PARTNER

    The Partnership repaid $370,000 in principal and $3,000 in interest to an affiliate of the general partner in 1994.

7.  PROVISION FOR IMPAIRMENT OF VALUE AND LOSS ON SALE

    In 1994, the Partnership determined that, based upon current economic conditions and projected future operational cash flow, the decline in value of Sunrunner Apartments located in St. Petersburg, Florida was other than temporary and that recovery of its carrying value was not likely.

    Accordingly, a provision for impairment of value of $500,000 was recognized by the Partnership to reduce the property's carrying value to an amount equal to its estimated net realizable value.

    In 1992, the Partnership determined that it would allow The Cove Apartments, located in Tampa, Florida to be acquired by the lender through foreclosure. Accordingly, a provision for impairment of value of $1,694,000 was recognized in 1992 to reduce the carrying value of the property based on the estimated economic loss to the Partnership. Carrying value includes the cost of the property less accumulated depreciation and unamortized deferred financing costs. In July 1993, the Partnership disposed of The Cove Apartments through foreclosure, as discussed in Note 9, and recognized a $44,000 loss on disposition in 1993.

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

                           CENTURY PROPERTIES FUND XIX
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


8.  EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT OF DEBT AND SALE OF A PROPERTY

    The extraordinary item in 1992, gain on extinguishment of debt relates to the prepayment at a discount of the notes encumbering Sandspoint and Greenspoint Apartments and forgiveness of debt on the sale of Shadow Lake Apartments. The discount amount of $4,029,000 plus accrued interest of $886,000 forgiven by the lender upon prepayment of the Sandspoint and Greenspoint loans, net of unamortized loan fees of $113,000 was recognized by the Partnership as an extraordinary item - gain on extinguishment of debt in the 1992 consolidated financial statements.

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


9.  DISPOSITION OF RENTAL PROPERTIES

    In February 1994, the Partnership sold Plantation Forest Apartments, located in Atlanta, Georgia for $2,450,000. After assumption of the existing loan of $1,965,000 and costs of sale of $3,000, the proceeds to the Partnership were $482,000. The carrying value of the property at the time of the sale was $2,590,000 and $6,000 in unamortized financing costs. The net loss on the sale was $149,000.

    In May 1993, the Partnership sold Parkside Village Apartments, located in Aurora, Colorado for $11,259,000. After payment of the existing loan of $7,667,000 and costs of the sale of $728,000 (including $281,000 real estate commission paid to an outside broker and $400,000 prepayment premium on the existing loan), the net proceeds to the Partnership were $2,864,000. The carrying value of the property at the time of sale, net of the $1,895,000 provision for impairment of value recognized in 1992, was $9,95 5,000. The net gain on the sale was $576,000.

    In July 1993, the Partnership allowed The Cove Apartments, located in Tampa, Florida, to be acquired through foreclosure by the holder of the first loan. Accordingly, the Partnership was relieved of the first note payable of $16,000,000 (which had been due September 1994), $18,000 in accrued property taxes and $619,000 of accrued and unpaid interest. In addition, the expenses of disposition were $52,000. The carrying value of the property at the time of foreclosure, net of the $1,694,000 provision for i mpairment of value recognized in 1992, was $16,629,000. The net loss on disposition was $44,000 and was recognized in 1993. See Note 7.

                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

10.  CONTINGENCIES

    The notes encumbering the Partnership's Greenspoint Apartments and Sandspoint Apartments properties mature in June 1995, at which time balloon payments of approximately $8,084,000 and $9,417,000 will be due, respectively (see Note 5). Although management is confident that the mortgages can be replaced, if the mortgages are not refinanced or extended, or the properties are not sold, the properties could be lost through foreclosure. If the properties are lost through foreclosure, the Partnership would incu r a loss of approximately $1,100,000 on the Greenspoint Apartments and $1,250,000 on the Sandspoint Apartments. If the loans are not refinanced or extended, or the properties are not sold, and the properties are lost through foreclosure, management is confident that there will be sufficient cash flow generated by the remaining properties to continue operations.


11.  LEGAL PROCEEDINGS

    Limited partners in the Partnership and in certain affiliated limited partnerships have instituted lawsuits against, among others, MGP and FRI relating to the tender offer (see Note 1). MGP believes that these lawsuits, which are expected to be settled in 1995, will have no effect on the Partnership.

12.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

    The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:


                                                             1994             1993             1992
                                                        -------------    -------------    -------------
Net loss - financial statements                         $ (3,105,000)    $ (2,686,000)    $ (1,288,000)
Differences resulted from:
  Amortization of notes payable discount                           -            8,000            7,000
  Depreciation                                              (980,000)      (1,887,000)      (2,382,000)
  Amortization of deferred financing costs and
    organization expenses                                          -         (114,000)         134,000
  Construction period interest and taxes                    (331,000)        (471,000)        (510,000)
  Provision for impairment of value                          500,000                -        3,589,000
  Operating - receivership                                         -          158,000           77,000
  Interest expense - short-term borrowings                   (66,000)         (29,000)          69,000
  Interest - receivership                                          -                -          450,000
  Prepayment penalty                                               -         (400,000)               -
  Gain on property dispositions - net                        910,000        6,301,000        3,107,000
  Other                                                       21,000          (12,000)          30,000
                                                        -------------    -------------    -------------
Net (loss) income - income tax method                   $ (3,051,000)    $    868,000     $  3,283,000
                                                        =============    =============    =============
Taxable (loss) income per limited partnership unit
  after giving effect to the allocation to the
    general partner                                     $        (30)    $          8     $         32
                                                        =============    =============    =============

                           CENTURY PROPERTIES FUND XIX
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



12.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (Continued)

                                                             1994             1993             1992
                                                        -------------    -------------    -------------

Partners' equity - financial statements                    4,346,000     $  7,451,000      $10,137,000
Differences resulted from:
  Sales commissions and organization expenses             12,413,000       12,413,000       12,413,000
  Payments credited to rental properties                     215,000          215,000          855,000
  Amortization of notes payable discount                           -          448,000        1,180,000
  Depreciation                                           (22,133,000)     (22,059,000)     (30,866,000)
  Interest expense                                                         (1,347,000)      (1,569,000)
  Construction period interest and taxes                  (4,651,000)      (4,320,000)      (3,849,000)
  Provision for impairment of value                          500,000                -        3,589,000
  Amortization of deferred financing costs and
    organization expenses                                          -                -           36,000
  Acquisition costs expensed                                       -                -          (40,000)
  Interest expense - short-term borrowings                         -           66,000           95,000
  Other                                                     (900,000)         (26,000)          (8,000)
                                                        -------------    -------------    -------------
  Partners' deficit - income tax method                 $(10,210,000)    $ (7,159,000)     $(8,027,000)
                                                        =============    =============    =============

13. BASIS OF PRESENTATION AND OPERATING STRATEGY FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992

    The accompanying consolidated financial statements for the years ended December 31, 1993 and 1992 have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership, after taking into account accrued but unpaid interest on certain notes payable for which the Partnership had suspended debt service payments, has experienced cash flow deficiencies during recent years. At December 31, 1993, the Partnership had borrowed a total of $370,000 from affiliates of the general partner for working capital needs. The Partnership holds investments in and operates properties in real estate markets that are or were experiencing unfavorable economic conditions. Many of the Partnership's properties are or were located in oil industry related and other weakened markets and have experienced operating difficulties. In addition, markets in some areas remained depressed due in part to overbuilding which continued to depress residential rental rates. The level of sales of existing properties have been affected by the limited availability of financing in real estate markets. The Partnership had a balloon payment of $10,800,000 on McMillan Place Apartments due in December 1994. The Partnership's ability to hold and operate its remaining properties is dependent on obtaining refinancing or debt restructuring as required. If the Partnership is unable to obtain debt modification or refinancing, it is likely that dispositions of properties

                           CENTURY PROPERTIES FUND XIX
                             (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


13. BASIS OF PRESENTATION AND OPERATING STRATEGY FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992 (Continued)

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

    The Partnership obtained a modification of the McMillan Place debt during 1994. Cash flow from operations improved in 1994, as compared to 1993 (see Notes 5 and 10).

                                                                    SCHEDULE III


                           CENTURY PROPERTIES FUND XIX
                             (A Limited Partnership)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994


  COLUMN                  COLUMN          COLUMN            COLUMN                      COLUMN                      COLUMN
    A                       B               C                 D                           E                           F

                                                        Cost Capitalized              Gross Amount
                                      Initial Cost         Subsequent                at Which Carried at
                                     to Partnership      to Acquisition              Close of Period(1)
                                     --------------     -----------------          --------------------------

                                                                                                                    Accumu-
                                                                                                                     lated
                                                                                                                   Deprecia-
                                                                                                                     ation
                                              Buildings                                      Buildings                and
                                                and                                           and                  Impairment
                           Encum-             Improve-    Improve-     Carrying             Improve-                of value
Description               brances    Land      ments       ments        Costs      Land      ments     Total(2)       (3)
-----------               -------    ----     ---------   --------      --------   -----     -------   --------   ---------
                                                          (Amounts in thousands)
                                                          ---------------------


PARTNERSHIP:

Wood Lake Apartments
  Atlanta, Georgia        $  6,941   $ 1,206    $10,980    $   493                $ 1,206     $11,473   $12,679       $ 4,518

Sandspoint Apartments
  Phoenix, Arizona           9,417     2,124     13,158        566     $   (44)     2,146      13,658    15,804         5,155

Greenspoint
  Apartments
  Phoenix, Arizona           8,084     2,165     11,199        241        (153)     2,140      11,312    13,452         4,268

Wood Ridge
  Apartments
  Atlanta, Georgia           7,932     1,632     12,321        564          --      1,632      12,885    14,517         4,995

Plantation Crossing
  Apartments
  Atlanta, Georgia           5,330     1,062      7,576        313          --      1,062       7,889     8,951         3,057

Sunrunner Apartments
  St. Petersburg,
  Florida                    3,307       634      6,485        431          --        634       6,916     7,550         3,206

McMillan Place
  Apartments
  Dallas, Texas             12,895     2,399     10,826        498         (11)     2,427      11,285    13,712         4,335

Misty Woods
  Apartments
  Charlotte,
  North Carolina             5,157       429      6,846        173          (7)       434       7,007      7,441        2,616
                          --------   --------   --------    ------     --------   -------      -------   -------       -------
Total                     $ 59,063   $11,651    $79,391     $3,279     $  (215)   $11,681      $82,425    $94,106      $32,150
                          ========   ========   ========    ======     ========   =======      =======   ========      =======



  COLUMN                          COLUMN         COLUMN          COLUMN

    A                                G              H               I

                                                                   Life
                                                                 on which
                                                                 Deprecia-
                                    Year                         tion is
                                    of             Date          computed
                                    Con-            of           in latest
                                    struc-         Acqui-        statement of
Description                         tion           sition        operations
-----------                        ------         -------        -----------

PARTNERSHIP:

Wood Lake Apartments
  Atlanta, Georgia                  1983           12/83          5 - 30 yrs

Sandspoint Apartments
  Phoenix, Arizona                  1986            2/84          6 - 30 yrs

Greenspoint
  Apartments
  Phoenix, Arizona                  1986            2/84          6 - 30 yrs

Wood Ridge
  Apartments
  Atlanta, Georgia                  1982            4/84          6 - 30 yrs

Plantation Crossing
  Apartments
  Atlanta, Georgia                  1980            6/84          6 - 30 yrs

Sunrunner Apartments
  St. Petersburg,
  Florida                           1981            7/84          6 - 30 yrs

McMillan Place
  Apartments
  Dallas, Texas                     1985            6/85         6 - 30 yrs

Misty Woods
  Apartments
  Charlotte,
  North Carolina                    1986            6/85         6 - 30 yrs


                              See accompanying notes.

                                                                  SCHEDULE III

                                             CENTURY PROPERTIES FUND XIX
                                               (A Limited Partnership)

                                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  DECEMBER 31, 1994

NOTES:

(1)         The aggregate cost for Federal income tax purposes is $88,659,000.

(2)         Balance, January 1, 1992                                                        $       146,733,000
            Improvements capitalized subsequent to acquisition                                          557,000
            Cost of rental property disposed of                                                      (9,462,000)
                                                                                            ---------------------
            Balance, December 31, 1992                                                              137,828,000
            Improvements capitalized subsequent to acquisition                                          658,000
            Cost of rental property disposed of                                                     (41,050,000)
                                                                                            ---------------------
            Balance, December 31, 1993                                                               97,436,000
            Improvements capitalized subsequent to acquisition                                          240,000
            Cost of rental property disposed of                                                      (3,570,000)
                                                                                            ---------------------
            Balance, December 31, 1994                                                      $        94,106,000
                                                                                            =====================
(3)         Balance, January 1, 1992                                                        $        37,034,000
            Additions charged to expense                                                              3,784,000
            Provision for impairment of value                                                         3,589,000
            Accumulated depreciation on rental property disposed of                                  (2,772,000)
                                                                                            ---------------------
            Balance, December 31, 1992                                                               41,635,000
            Additions charged to expense                                                              2,840,000
            Accumulated depreciation on rental property disposed of                                 (11,012,000)
            Allowance for impairment of value on rental properties disposed of                       (3,589,000)
                                                                                            ---------------------
            Balance, December 31, 1993                                                               29,874,000
            Additions charged to expense                                                              2,766,000
            Allowance for impairment of value                                                           500,000
            Accumulated depreciation on rental property disposed of                                    (990,000)
                                                                                            ---------------------
            Balance, December 31, 1994                                                      $        32,150,000
                                                                                            =====================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.


  Effective April 22, 1994, Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company. Deloitte's Independent Auditors' Report on Registrant's financial statements for calendar years ended December 31, 1993 and 1992 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. However, Deloitte's Independent Auditors' Report for the calendar year December 31, 1993 was modified due to the uncertainty regarding Registrant's ability to continue as a going concern since Registrant had substantial balloon payments due on Notes in 1994; the financial statements did not include any adjustments that might result from the outcome of this uncertainty. In addition, Deloitte's Independent Auditors' Report for the calendar year December 31, 1992 was modified to emphasize that Registrant held investments in and operated properties in real estate markets experiencing unfavorable economic conditions and would be required to renegotiate certain notes payable with balloon payments, obtain financing elsewhere, or sell or otherwise dispose of related properties. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During calendar years ended 1992, 1993 and through April 22, 1994 there were no disagreements between Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

  Effective April 22, 1994, Registrant engaged Imowitz Koenig & Company as its Independent Auditors. During the last two calendar years and through April 22, 1994, Registrant did not consult Imowitz Koenig & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

  Neither the Registrant, nor Fox Partners II ("Fox"), the general partner of Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner'), the managing general partner of Fox, manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business.
The Managing General Partner and its affiliates also control, or act as, the managing general partner of 30 other public limited partnerships. All of these partnerships are engaged in the acquisition, leasing and disposition of real estate. As of March 1, 1995, the names, ages and positions held by the officers and directors of the Managing General Partner are as follows:

                                                         Has served as Director
                                                         and/or Officer of
      Name and Age                  Positions Held       NPI Equity II since
      -----------                   --------------       -------------------
      Michael L. Ashner (42)        President and            12/93
                                      Director


      Martin Lifton (62)            Chairman and             12/93
                                      Director

      Arthur N. Queler (48)         Secretary/Treasurer      12/93
                                      and Director

      G. Bruce Lifton (30)          Vice President           12/93

      Steven Lifton (33)            Vice President           12/93
                                      and Director       (Director 10/94)

      W. Edward Scheetz (30 )       Director                 10/94

      Ricardo Koenigsberger (28)    Director                 10/94

      Lee Neibart (44)              Director                 10/94

  Michael L. Ashner has been President and Director of National Property Inv-estors, Inc. ("NPI, Inc.") and a Director of NPI Property Management Corporation ("NPI Management") since their formation in 1984. As the President and a Director of NPI, Inc., Mr. Ashner has been involved with the sponsoring of approximately 35 limited partnerships. Mr. Ashner is also the President and Director of NPI Equity Investments, Inc. ("NPI Equity") and NPI Equity Investments II, Inc. ("NPI Equity II"), each a wholly owned subsidiary of NPI, Inc. NPI Equity and NPI Equity II control, or are, the managing general partners of 31 public limited partnerships. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Prior to forming NPI, Inc., in 1984, Mr. Ashner served as a general partner of seven real estate limited partnerships that were formed by Exeter Capital Corporation to own and operate income producing real estate, including apartments, commercial office space and retail space. He received his A.B. degree cum laude from Cornell

University and received a J.D. degree magna cum laude from the University of Miami School of Law, where he was an editor of the law review.

  Martin Lifton is the Chairman of NPI, Inc. and a Director of NPI Equity, NPI Equity II and NPI Management. In addition, Mr. Lifton is Chairman and President of The Lifton Company, a real estate investment firm. Since entering the real estate business over 35 years ago, Mr. Lifton has engaged in a wide range of real estate activities, including the purchase of apartment complexes and other properties in the New York City metropolitan area and in the southeastern United States. Mr. Lifton's firm currently owns several apartment buildings in New York City and Mr. Lifton is a partner in four industrial warehouse buildings in California and an office building in Baltimore. In partnership with NPI, Inc., Mr. Lifton has purchased interests in five apartment complexes since 1988. Mr. Lifton was also one of the founders of The Bank of Great Neck located in Great Neck, New York, of which he currently is Chairman. Mr. Lifton received his B.S. degree from the New York University.


  Arthur N. Queler is a co-founder of NPI, Inc. of which he has been Executive Vice President, Treasurer, Secretary and Director since 1984. Mr. Queler is also the Vice President, Secretary, Treasurer and Director of NPI Management, NPI Equity and NPI Equity II. In addition, since 1983, Mr. Queler has been President of ANQ Securities, Inc., a NASD registered broker-dealer firm which has been responsible for supervision of licensed brokers and coordination with a nationwide broker-dealer network for the marketing of NPI investment programs. Mr. Queler is a certified public accountant. He received his B.A. and M.B.A. degrees from the City College of New York.

  G. Bruce Lifton was appointed a Vice President of NPI, Inc. in January 1991 and was a director through October 1994. Mr. Lifton is a director of NPI Management. He is also a Vice President of The Lifton Company, in which position he has served for over five years with responsibility for supervising the rehabilitation of several large apartment complexes. As an officer of The Lifton Company, Mr. Lifton has been involved in a wide range of matters, including apartment management, refinancing and cooperati ve conversion. Mr. Lifton holds an A.B. degree from Tulane University as well as a B.S.M. degree from the Freeman School of Business. He is a son of Martin Lifton and the brother of Steven Lifton.

  Steven Lifton is a Vice President of NPI, Inc. having been appointed to this position in January 1991 and has been a director since 1992. In addition, he is a Senior Vice President of The Lifton Company. With The Lifton Company he has had extensive involvement in the budgeting, refinancing, rehabilitation and overall operation of several thousand apartment units. Mr. Lifton has also supervised the operation of other companies affiliated with The Lifton Company which are engaged in the business of real estate brokerage, second mortgage financing, land development and other real estate related activities. Mr. Lifton received his B.B.A. degree from The George Washington University Business School. He is a Director of The Bank of Great Neck. He is a son of Martin Lifton and the brother of G. Bruce Lifton.

  W. Edward Scheetz has been a Director of NPI, Inc. and NPI Equity since October 1994. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real est ate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm. Mr. Scheetz received an A.B. in Economics, Magna Cum Laude, from Princeton University in 1986.

  Ricardo Koenigsberger has been a Director of NPI, Inc. and NPI Equity since October 1994. Since October 1990, Mr. Koenigsberger has been an associate of Apollo and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. For more than one year prior thereto, Mr. Koenigsberger was an associate with Drexel Burnham Lambert Incorporated.

  Lee Neibart has been a Director of NPI, Inc. and NPI Equity since October 1994. Mr. Neibart has also been an associate of Apollo since December 1993. From 1986 to 1993, Mr. Neibart also served as Executive Vice President of the Robert Martin Company, a private real estate development and management firm based in Westchester County, New York, and from 1982 to 1985, Mr. Neibart served as President of the New York Chapter of the National Association of Industrial Office Parks, a professional real estate organization. Mr. Neibart holds a B.A. from the University of Wisconsin and an M.B.A. from New York University.

  Except as stated above, no family relationships exist among any of the officers or directors of NPI, Inc., or the Managing General Partner.

  Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

  Messrs. Ashner, Lifton and Queler currently are the beneficial owners of 66 2/3% of the outstanding stock of NPI, Inc.

Item 11.  Executive Compensation.

  Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See
Item 13, "Certain Relationships and Related Transactions.")

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for Registrant in accordance with the terms of the Partnership Agreement. The Managing General Partner directly owns 100 limited partnership units in Registrant.

  The following table sets forth certain information regarding limited partnership units of Registrant owned by each person who is known by Registrant to own beneficially or exercise voting or dispositive control over more than 5% of Registrant's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1995.

Name and address of                   Amount and nature of
Beneficial Owner                      Beneficial Ownership % of Class
----------------                      -------------------- ----------
DeForest Ventures I L.P. (1)           20,430(2)               22.9

Michael L. Ashner (3)                     153(4)               *
Martin Lifton (3)                         153(4)               *
Arthur N. Queler (1)                      153(4)               *
Steven Lifton (3)                         153(4)               *
G. Bruce Lifton (1)                       153(4)               *
Ricardo Koenigsberger (5)                  _                   _
Lee Neibart (5)                            _                   _
W. Edward Scheetz (5)                      _                   _
All directors and executive
  officers as a group (eight persons)     153(4)               *
________________

*  Less than 1%

(1) Each of such persons may be reached at 5665 Northside Drive, N.W., Atlanta, Georgia 30328.
(2)  Based upon information supplied to Registrant by DeForest Ventures I
     L.P.
(3) Each of such persons may be reached at 100 Jericho Quadrangle, Jericho, New York 11753.
(4) Includes 153 units held by QAL Associates and QALA Associates, general partnerships in which, among others, Messrs. Ashner, Martin Lifton, Queler, Steven Lifton and G. Bruce Lifton are partners. Messrs. Ashner, Martin Lifton, Queler, Steven Lifton and G. Bruce Lifton disclaim beneficial ownership of 116.25, 116.25, 116.25, 141.24 and 141.24 units respectively.
(5) Each of such persons may be reached at 1301 Avenue of the Americas, New York, New York 10038.

  There are no arrangements known to Registrant, the operation of which may, at a subsequent date, result in a change in control of Registrant, other than the following:

  In connection with the admission of NPI Equity II as the managing partner of FRI, and the assumption of operational control over the Managing General Partner, the former partners of FRI ("PRA") and former officers and directors of the Managing General Partner reserved the right to terminate the Voting Trust Agreement if certain events occur, such as an event of bankruptcy or the failure to maintain an adequate net worth. In such event, (i) the shareholders of the Managing General Partner may, but are not required to, terminate the Voting Trust Agreement and regain voting control of the outstanding shares of the Managing General Partner, in which case such shareholders would be entitled to elect the directors and officers of the Managing General Partner and (ii) PRA may, but is not required to, assume the position of managing general partner of FRI.

  Pursuant to terms of a loan made by Kidder Peabody Mortgage Capital Corporation to DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in connection with the consummation of a tender offer for limited partnership units in Registrant and 18 affiliated public limited partnerships, NPI pledged, as collateral for the loan, all of the issued and outstanding capital stock of NPI Equity II. Accordingly, if either DeForest I or DeForest II were unable to satisfy their loan obligations and the lender was to foreclose on its collateral, the lender would become the sole shareholder of NPI Equity II.

Item 13.  Certain Relationships and Related Transactions.

  In February, 1994, Registrant repaid the remaining $370,000 in principal and interest due to NPI Realty Advisors, Inc. from the proceeds of the sale of Plantation Ridge Apartments. See Item 1, "Business" and Item 8, "Consolidated Financial Statements and Supplementary Data, Note 6." Interest charged on the notes was $3,000, $57,000 and $69,000 for the year ended December 31, 1994, 1993 and 1992, respectively.

  In accordance with the Partnership Agreement, Registrant may be charged by the general partner and affiliates for services provided to Registrant. From March, 1998 to December, 1992, such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P., which performed partnership management and other services for the Partnership. On January 1, 1993, Metric Management, Inc., a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates in 1993. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Managing General Partner began directly providing cash management services for Registrant as of December 23, 1993 and day-to-day management of Registrant's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994. Related party expenses for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                            1994         1993         1992
                                            ----         ----         ----
     Property Management fees            $557,000      $       -   $  886,000
     Reimbursement of expenses:
        Partnership accounting
          and investor services           100,000              -      335,000
        Professional services              30,000              -       50,000

     Total                               $687,000      $       -   $1,260,000
                                         ========      =========---==========
     Interest expense                    $  3,000      $  57,000   $   69,000
_____________                            ========      =========   ==========

(1) The portion of this amount paid prior to August 10, 1994 was paid to NPI Property Management Corporation and the amount paid after August 10, 1994 was paid to NPI-AP Management, L.P. NPI Property Management Corporation and NPI-AP are affiliates of the Managing General Partner.

  In accordance with the Partnership Agreement, the general partner received a management incentive allocation equal to ten percent of net and taxable income
(loss) before gains on property dispositions.  The general partner was also allocated its two percent continuing interest in Registrant's net and taxable income (loss) after the preceding allocation. Furthermore, the general partner is allocated gain on property dispositions to the extent it is entitled to receive distributions and then 12 percent of remaining gain.

  Certain officers and directors of the Managing General Partner receive compensation from affiliates of the Managing General Partner (but not from Registrant) for services performed for various affiliated entities, which may include services performed for Registrant.

  Pursuant to the terms of a loan made by Kidder Peabody Mortgage Capital Corporation to DeForest I and DeForest II in connection with the consummation of the tender offer for limited partnership units in Registrant and 18 affiliated public limited partnerships, NPI, Inc. and its shareholders pledged, as collateral for the loan, all of the issued and outstanding capital stock of NPI Equity II and NPI, Inc., respectively. Accordingly, if either DeForest I or DeForest II were unable to satisfy their loan obligations and the lender was to foreclose on its collateral, the lender would become the sole shareholder of NPI, Inc. and NPI Equity II.

  One of several possible sources of funds to repay the loan is DeForest I's distributable portion of the proceeds of any sale or refinancing of Registrant's property attributable to Units tendered. Consequently, a conflict of interest may exist for the Managing General Partner in determining whether and when to sell and/or refinance Registrant's property. Any such conflict, however, may be mitigated by the fact that (i) proceeds from the sale or refinancing of properties owned by other partnerships in which DeForest I and DeForest II or their affiliates may have an interest is available to them, (ii) there exist other repayment sources, including voluntary loans and capital contributions from the DeForest I and DeForest II partners, and (iii) DeForest I may be able to refinance all or a portion of the DeForest I Loan.

  As a result of the purchase of approximately 20,430 limited partnership units pursuant to the tender offer, DeForest I could be in a position to significantly influence all voting decisions with respect to Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, DeForest I would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest I has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by Registrant to the Managing General Partner and any of its affiliates; and (ii) with respect to any other matter proposed by the Managing General Partner and any of its affiliates, in proportion to votes cast by other unitholders on all other matters. Except for the foregoing, no other limitations are imposed on DeForest I's right to vote each Unit acquired.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2)  Consolidated Financial Statements and Financial Statement Schedules:

                 See Item 8 of this Form 10-K for Consolidated Financial Statements of Registrant, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)  Exhibits:

            3.4. Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of Registrant dated September 20, 1983, as amended or June 13, 1989 and as thereafter supplemented contained in Registrant's Registration Statement on Form S-11 (Reg. No. 2-79007)

            10(a) Amended and Restated Note A, made as of September 1, 1994, by
                  Registrant in favor of The Travelers Insurance Company ("Travelers") in the principal amount of $10,800,000, incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

              (b) Amended and Restated Note B, made as of September 1, 1994, by
                  Registrant in favor of Travelers in the principal amount of $2,138,673.53, incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

              (c) Amended and Restated Deed of Trust, dated as of September 1,
                  1994, between Registrant and Travelers, incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

              (d) Amended and Restated Note B, made as of September 1, 1994, between Registrant and Travelers, incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

            16. Letter from Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to exhibit 10 to Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)  Reports on Form 8-K:

                  On October 12, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the sale by National Property Investors, Inc., the parent of NPI Equity Investments II, Inc., of one-third of its stock to an affiliate of Apollo Real Estate Advisors, L.P.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th of March, 1995.

                          CENTURY PROPERTIES FUND XIX

                          By:  FOX PARTNERS II
                               Its General Partner

                          By:  FOX CAPITAL MANAGEMENT CORPORATION
                               A General Partner


                               By:  /s/ Michael L. Ashner
                                    Michael L. Ashner
                                    President


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name         Title                             Date
--------------         -----                             ----

Michael L. Ashner      President and Director            March 24, 1995
-----------------
Michael L. Ashner     (Principal Executive Officer)

Martin Lifton          Chairman and Director             March 24, 1995
-----------------
Martin Lifton

Arthur N. Queler       Secretary/Treasurer and Director  March 24, 1995
-----------------
Arthur N. Queler      (Principal Financial Officer)

Steven J. Lifton       Vice President and Director       March 24, 1995
-----------------
Steven J. Lifton

                                 Exhibit Index

Exhibit                                                            Page
-------                                                            ----

3.4.  Agreement of Limited Partnership                             (1)

10.1  Amended and Restated Note A, made as of September 1,         (2)
      September 1, 1994, by Registrant in favor of The
      Travelers Insurance Company ("Travelers") in the principal amount of $10,800,000

10.2  Amended and Restated Note A, made as of September 1,         (2)
      September 1, 1994, by Registrant in favor of Travelers in the principal amount of $2,138,673.53

10.3  Amended and Restated Deed of Trust, dated as of September    (2)
      1, 1994, between Registrant and Travelers

10.4  Amended and Restated Note B, made as of September 1, 1994    (2)
      between Registrant and Travelers

16    Letter from Registrant's former Independent Auditor          (3)
      dated April 27, 1994



___________________

(1) Incorporated by reference to Exhibit A to the Prospectus of Registrant dated September 20, 1983, as amended or June 13, 1989 and as thereafter supplemented contained in Registrant's Registration Statement on Form S-11 (Reg. No. 2-79007)

(2) Incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1994.

(3)  Incorporated by reference to exhibit 10 to Registrant's
     Current Report on Form 8-K dated April 22, 1994.