Form 10-Q
period 1995-03-31
CENTURY PROPERTIES FUND XIX
filed 1995-05-12
CIK 705752

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  March 31, 1995

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------

                      Commission file number   0-11935

                        Century Properties Fund XIX
         (Exact name of registrant as specified in its charter)

     California                                     94-2887133
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

        5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
(Address of principal executive office)                      (Zip Code)

    Registrant's telephone number, including area code (404) 916-9090

                                   N/A
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X  No
                                                 --------

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes       No
                            ----     ----


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                    .
                 -------------------



                                  1 of 11

           CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1995

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                   March 31,       December 31,
                                                   1995            1994
                                                   (Unaudited)     (Audited)
Assets

Cash and cash equivalents                         $     342,000   $     218,000
Restricted cash                                         683,000         787,000
Deferred costs and other assets                       1,912,000       1,643,000

Real Estate:

  Real estate                                        94,168,000      94,106,000
  Accumulated depreciation                          (32,334,000)    (31,650,000)
  Allowance for impairment of value                    (500,000)       (500,000)
                                                  --------------  --------------
Real estate, net                                     61,334,000      61,956,000
                                                  --------------  --------------
  Total assets                                    $  64,271,000   $  64,604,000
                                                  ==============  ==============

Liabilities and Partners' Equity

Accrued expenses and other liabilities            $   1,321,000   $   1,195,000
Notes payable                                        58,990,000      59,063,000
                                                  --------------  --------------
  Total liabilities                                  60,311,000      60,258,000
                                                  --------------  --------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partner                                     (8,604,000)     (8,558,000)
 Limited partners (89,292 units outstanding at
  March 31, 1995 and December 31, 1994)              12,564,000      12,904,000
                                                  --------------  --------------
  Total partners' equity                              3,960,000       4,346,000

                                                  --------------  --------------
  Total liabilities and partners' equity          $  64,271,000   $  64,604,000
                                                  ==============  ==============


               See notes to consolidated financial statements.

                                  2 of 11

          CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1995



Consolidated Statements of Operations (Unaudited)



                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Rental                                          $   3,568,000   $   3,417,000
  Interest                                               17,000          13,000
  Loss on sale of property                                  -          (149,000)
                                                  --------------  --------------
    Total revenues                                    3,585,000       3,281,000
                                                  --------------  --------------

Expenses:

  Operating                                           1,661,000       1,563,000
  Interest                                            1,577,000       1,381,000
  Depreciation                                          684,000         685,000
  General and administrative                             49,000         137,000
                                                  --------------  --------------
    Total expenses                                    3,971,000       3,766,000
                                                  --------------  --------------
Net loss                                          $    (386,000)  $    (485,000)
                                                  ==============  ==============
Net loss per limited partnership unit             $          (4)  $          (5)
                                                  ==============  ==============


                 See notes to consolidated financial statements.

                                  3 of 11

           CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1995


Consolidated Statements of Cash Flows (Unaudited)
                                                  For the Three Months Ended

                                                  March 31, 1995  March 31, 1994

Operating Activities:

Net loss                                           $   (386,000)  $    (485,000)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                         787,000         779,000
  Loss on sale of property                                  -           149,000
Changes in operating assets and liabilities:
  Receivables and other assets                         (373,000)       (228,000)
  Accrued expenses and other liabilities                127,000         170,000
                                                   -------------  --------------
Net cash provided by operating activities               155,000         385,000
                                                   -------------  --------------
Investing Activities:

Additions to rental properties                          (62,000)        (72,000)
Decrease in restricted cash                             104,000             -
Property sales expenses paid                                -            (3,000)
Proceeds on sale of property                                -         2,450,000
                                                   -------------  --------------
Net cash provided by investing activities                42,000       2,375,000
                                                   -------------  --------------
Financing Activities:

Repayment of notes payable to affiliate of the
   general partner                                          -          (370,000)
Notes payable principal payments                        (73,000)       (125,000)
Repayment of note payable on sale of rental
 property                                                   -        (1,965,000)
                                                   -------------  --------------
Cash (used in) financing activities                     (73,000)     (2,460,000)
                                                   -------------  --------------
Increase in Cash and Cash Equivalents                   124,000         300,000

Cash and Cash Equivalents at Beginning of Period        218,000         119,000
                                                   -------------  --------------
Cash and Cash Equivalents at End of Period        $     342,000   $     419,000
                                                  =============   ==============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period         $   1,428,000   $   1,345,000
                                                  =============   ==============

                 See notes to consolidated financial statements.

                                  4 of 11


          CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1995

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  General

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994.

    The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as disclosed in Note 3.

    At March 31, 1995, the Partnership had approximately $342,000 invested in overnight repurchase agreements earning approximately 6% per annum.

    The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $36,000 and $27,000 during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the three months ended March 31, 1995 and 1994, affiliates of NPI, Inc. received $167,000 and $55,000, respectively. These fees are included in operating expenses.

3.  Disposition of Rental Property

    Plantation Forest Apartments located in Atlanta, Georgia, was sold on February 8, 1994 for $2,450,000. After payment of the existing loan of $1,965,000 and expenses of the sale, the proceeds to the Partnership were approximately $482,000. The loss on sale was $149,000.

    Net proceeds realized from the sale were partially used to fully repay $370,000 of demand notes, including accrued interest, held by an affiliate of the general partner.


                                  5 of 11

         CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.


Liquidity and Capital Resources

Registrant holds investments in and operates eight apartment complexes. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of May 1, 1995, five of the thirteen properties originally purchased by Registrant were sold or otherwise disposed. All of Registrant's eight properties except for McMillan Apartments, generated positive cash flow from operations during the three months ended March 31, 1995.

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

The level of liquidity based upon cash and cash equivalents experienced a $124,000 increase at March 31, 1995, as compared to December 31, 1994. Registrant's $155,000 of cash provided by operating activities and $42,000 of cash provided by investing activities were partially offset by $73,000 of notes payable principal payments (financing activities). Cash provided by investing activities resulted from a decrease of $104,000 in restricted cash (primarily relating to the partial repayment of the mortgage encumbering Registrant's Misty Woods property), which was partially offset by $62,000 of improvements to rental properties. Registrant has no significant capital expenditures planned for the year. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until June 1995, when the balloon payments encumbering the Greenspoint and Sandspoint Apartments come due in the approximate amount of $8,084,000 and $9,417,000, respectively. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required. If Greenspoint and Sandspoint Apartments are lost through foreclosure, Registrant would incur losses of approximately $1,000,000 and $1,100,000, respectively. In addition, Registrant has substantial balloon payments due in 1996, 1997, 1998 and 1999 in the amounts of $5,083,000, $3,169,000, $19,920,000 and $12,971,000, respectively.
Although management is confident that these mortgages can be replaced, if the mortgages are not extended or refinanced, or the properties are not sold, the properties could be lost through foreclosure.

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees


                                  6 of 11

          CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

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

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing residential properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.


Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results improved by $99,000 for the three months ended March 31, 1995, as compared to 1994, due to an increase in revenues of $304,000, which was partially offset by an increase in expenses of $205,000.

Revenues increased by $304,000 for the three months ended March 31, 1995, as compared to 1994, due to improved operations and the loss on the disposition of Plantation Forest Apartments during the 1994 period. With respect to the remaining properties, rental income increased by $209,000 primarily due



                                  7 of 11

          CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended March 31, 1995 vs. March 31, 1994 (Continued)

to an increase in rental rates and occupancy at Misty Woods Apartments, McMillan Place Apartments and Sunrunner Apartments. The $4,000 increase in interest income is primarily due to an increase in interest rates.

With respect to the remaining properties, expenses increased by $363,000 due to increases in operating expenses of $124,000, interest expense of $228,000 and depreciation expense of $11,000. Operating expenses increased primarily due to an under accrual of real estate taxes in the prior period, an insurance adjustment and an increase in repairs and maintenance expenses. The increase in interest expense is primarily attributable to increased variable interest rates on mortgages encumbering the Wood Lake, Wood Ridge, Plantation Crossing, Greenspoint and Sandspoint Apartments. Depreciation expense increased due to the effect of real estate improvements. General and administrative expenses decreased by $88,000 due to a decrease in asset management costs.

Properties

A description of the properties in which Registrant has an ownership interest in the period covered by this Report, along with the occupancy data, follows:

                      CENTURY PROPERTIES FUND XIX

                           OCCUPANCY SUMMARY
            For the Quarters Ended March 31, 1995 and 1994

                                    Number              Average
                                      of      Date of   Occupancy Rate (%)
Name and Location                   Units     Purchase  1995   1994

- -----------------                   -----     --------  ----   ----
Wood Lake Apartments                 220       12/83    96     95
Atlanta, Georgia

Greenspoint Apartments               336       02/84    97     98
Phoenix, Arizona

Sandspoint Apartments                432       02/84    95     96
Phoenix, Arizona

Wood Ridge Apartments                280       04/84    94     95
Atlanta, Georgia

Plantation Crossing Apartments       180       06/84    96     98
Atlanta, Georgia

Plantation Forest Apartments (1)      64       06/84     -     99
Atlanta, Georgia

Sunrunner Apartments                 200       07/84    95     92
St. Petersburg, Florida



                                  8 of 11

          CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Properties (Continued)


                            Number                    Average
                             of         Date of       Occupancy Rate (%)
Name and Location           Units       Purchase      1995    1994
- -----------------           -----       --------      ----    ----
McMillan Place Apartments    402        06/85         97       95
Dallas, Texas

Misty Woods Apartments       228        06/85         98       90
Charlotte, North Carolina


(1) Property was sold in February 1994. 1994 average occupancy rate covers period through date of sale.
                                  9 of 11

        CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1995

                         PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v. Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated
v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC ("Andrews").

On March 16, 1995 the United States District Court for the Northern District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions
would be dismissed with prejudice and/or released.   In consideration for the
dismissal and/or release of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed during the period.


                                  10 of 11

        CENTURY PROPERTIES FUND XIX - FORM 10-Q - MARCH 31, 1995

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY PROPERTIES FUND XIX


                              By: FOX PARTNERS II,
                                  Its General Partner

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner





                              /S/ARTHUR N. QUELER
                              ---------------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)



                                  11 of 11