Form 10-Q
period 1995-06-30
CENTURY PROPERTIES FUND XIX
filed 1995-08-11
CIK 705752

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended  June 30, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____      No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                                    1 of 13


            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                     June 30,      December 31,
                                                       1995           1994
                                                    (Unaudited)     (Audited)
Assets

Cash and cash equivalents                        $  1,573,000    $    218,000
Restricted cash                                       507,000         787,000
Deferred costs and other assets                     1,892,000       1,643,000

Real Estate:

 Real estate                                       94,258,000      94,106,000
 Accumulated depreciation                         (33,018,000)    (31,650,000)
 Allowance for impairment of value                   (500,000)       (500,000)
                                                 ------------    ------------
Real estate, net                                   60,740,000      61,956,000

 Total assets                                    $ 64,712,000    $ 64,604,000
                                                 ============    ============

Liabilities and Partners' Equity

Accrued expenses and other liabilities           $  1,645,000    $  1,195,000
Notes payable                                      60,225,000      59,063,000
                                                 ------------    ------------
 Total liabilities                                 61,870,000      60,258,000
                                                 ------------    ------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partner                                   (8,735,000)     (8,558,000)
 Limited partners (89,292 units outstanding at
  June 30, 1995 and December 31, 1994)             11,577,000      12,904,000
                                                 ------------    ------------
 Total partners' equity                             2,842,000       4,346,000
                                                 ------------    ------------
 Total liabilities and partners' equity          $ 64,712,000    $ 64,604,000
                                                 ============    ============





                See notes to consolidated financial statements.

                                    2 of 13

            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995



               Consolidated Statements of Operations (Unaudited)



                                           For the Six Months Ended
                                         June 30, 1995     June 30, 1994


Revenues:

 Rental                                   $ 7,210,000       $ 6,783,000
 Interest income                               38,000            27,000
                                          -----------       -----------
  Total revenues                            7,248,000         6,810,000
                                          -----------       -----------

Expenses:

 Interest                                   3,887,000         2,947,000
 Operating                                  3,391,000         3,276,000
 Depreciation                               1,368,000         1,379,000
 General and administrative                   106,000           212,000
 Loss on sale of property                       --              149,000
                                          -----------       -----------
  Total expenses                            8,752,000         7,963,000
                                          -----------       -----------
Net loss                                  $(1,504,000)      $(1,153,000)
                                          ===========       ===========
Net loss per limited partnership unit     $       (15)      $       (11)
                                          ===========       ===========





                See notes to consolidated financial statements.

                                    3 of 13


            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995




Consolidated Statements of Operations (Unaudited)



                                           For the Three Months Ended
                                         June 30, 1995     June 30, 1994


Revenues:

 Rental                                   $ 3,642,000       $ 3,366,000
 Interest income                               21,000            14,000
                                          -----------       -----------
  Total revenues                            3,663,000         3,380,000
                                          -----------       -----------

Expenses:

 Interest                                   2,310,000         1,566,000
 Operating                                  1,730,000         1,713,000
 Depreciation                                 684,000           694,000
 General and administrative                    57,000            75,000
                                          -----------       -----------
  Total expenses                            4,781,000         4,048,000
                                          -----------       -----------
Net loss                                  $(1,118,000)      $  (668,000)
                                          ===========       ===========
Net loss per limited partnership unit     $       (11)      $        (7)
                                          ===========       ===========



                See notes to consolidated financial statements.

                                    4 of 13

            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995


Consolidated Statements of Cash Flows (Unaudited)
                                                    For the Six Months Ended
                                                  June 30, 1995   June 30, 1994

Operating Activities:

Net loss                                         $ (1,504,000)   $ (1,153,000)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization                     1,574,000       1,566,000
  Loss on sale of property                               --           149,000
  Deferred costs paid                                (203,000)           --
Changes in operating assets and liabilities:
  Other assets                                       (171,000)       (679,000)

  Accrued expenses and other liabilities              369,000         634,000
                                                 ------------    ------------
Net cash provided by operating activities              65,000         517,000
                                                 ------------    ------------
Investing Activities:

Additions to real estate                             (152,000)       (171,000)
Decrease in restricted cash                           280,000         656,000
Net proceeds from sale of rental property                --           485,000
Cost of sale of rental property                          --            (3,000)
                                                 ------------    ------------
Net cash provided by investing activities             128,000         967,000
                                                 ------------    ------------
Financing Activities:

Repayment of notes payable to affiliate
 of the general partner                                  --          (370,000)
Notes payable proceeds                             18,810,000            --
Repayment of notes payable                        (17,501,000)       (594,000)
Notes payable principal payments                     (147,000)       (233,000)
                                                 ------------    ------------
Net cash provided by (used in) financing
 activities                                         1,162,000      (1,197,000)
                                                 ------------    ------------
Increase in Cash and Cash Equivalents               1,355,000         287,000

Cash and Cash Equivalents at Beginning
 of Period                                            218,000         119,000
                                                 ------------    ------------
Cash and Cash Equivalents at End of Period       $  1,573,000    $    406,000
                                                 ============    ============
Supplemental Disclosure of Cash Flow
 Information:
  Interest paid in cash during the period        $  3,589,000    $  2,689,000
                                                 ============    ============
Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
  Deferred financing costs accrued               $     81,000            --
                                                 ============    ============





                See notes to consolidated financial statements.

                                    5 of 13


            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General


    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified to conform to the current period.

    The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as disclosed in Note 3.

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $72,000 and $57,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the six months ended June 30, 1995 and 1994, affiliates of NPI, Inc. received $368,000 and $223,000, respectively. These fees are included in operating expenses.

3.  Loss on Sale of Property

    Plantation Forest Apartments located in Atlanta, Georgia, was sold on February 8, 1994 for $2,450,000. After assumption of the existing loan of $1,965,000 and expenses of the sale, the proceeds to the Partnership were $482,000. The loss on sale was $149,000.

    Net proceeds realized from the sale were partially used to fully repay $370,000 of demand notes, including accrued interest, held by an affiliate of the general partner.

4.  Notes Payable

    a) On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Greenspoint Apartments with a new first mortgage in the amount of $9,000,000. As of June 30, 1995, $8,810,000 had been advanced, the remaining $190,000 will be disbursed pending satisfaction of certain conditions set by the lender. Based upon the proceeds disbursed, the loan requires monthly payments of approximately $67,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005 with a balloon payment of approximately $7,805,000. As specified in the loan agreement the borrower is obligated to undertake additional improvements at the property in the amount of approximately $30,000. These improvements must be completed by December 31, 1995, or result in a default under the mortgage loan.

         A premium is to be calculated under the terms of the mortgage if the loan is prepaid. The partnership incurred closing costs of $135,000 in connection with this refinancing, of which $97,000 was paid during the six months ended June 30, 1995. In connection with the satisfaction of its maturing debt, the Partnership paid a $337,000 exit fee at date of closing, which is included in interest expense.

                                        6 of 13

                CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Notes Payable (Continued)

    b) On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Sandspoint Apartment with a new first mortgage in the amount of $10,000,000. The loan requires monthly payments of approximately $76,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005 with a balloon payment of approximately $8,859,000. As specified in the loan agreement, the Partnership is obligated to undertake additional improvements at the property in the amount of approximately $74,000. These improvements must be completed by March 31, 1996, or result in a default under the mortgage loan. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. The Partnership incurred closing costs of $149,000 in connection with this refinancing, of which $106,000 was paid during the six months ended June 30, 1995. In connection with the satisfaction of its maturing debt, the Partnership paid a $393,000 exit fee at date of closing, which is included in interest expense.

5.  Legal Proceedings

    On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 4,234 limited partnership units of the Partnership.




                                    7 of 13

              CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates eight apartment complexes. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of August 1, 1995, five of the thirteen properties originally purchased by Registrant were sold or otherwise disposed. All of Registrant's eight properties, except for McMillan Place, Greenspoint and Sandspoint Apartments, generated positive cash flow from operations during the six months ended June 30, 1995. Registrant's Greenspoint and Sandspoint Apartments generated negative cash flow from operations due to the exit fees paid in association with the satisfaction of its maturing debt.

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

The level of liquidity based upon cash and cash equivalents experienced a $1,355,000 increase at June 30, 1995, as compared to December 31, 1994. Registrant experienced an increase in cash of $1,162,000 from financing activities, $65,000 from operating activities and $128,000 from investing activities. Registrant's cash provided by financing activities consists of $18,810,000 of proceeds received from the refinancing of the mortgages encumbering Registrant's Greenspoint and Sandspoint properties, offset by $17,501,000 of cash used for the repayment of the prior first mortgages and $147,000 of cash used for notes payable principal payments. Registrant's net cash from investing activities consists of $280,000 of cash from the release of restricted cash, offset by $152,000 of improvements to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until May 1996, when the balloon payment encumbering Registrant's Misty Woods Apartments comes due in the approximate amount of $5,083,000. The ability to hold and operate this property is dependent on Registrant's ability to obtain refinancing or debt modification as required. If Misty Woods Apartments is lost through foreclosure, Registrant would incur a loss of approximately $260,000.
In addition, Registrant has substantial balloon payments due in 1997, 1998 and 1999 in the amounts of $3,169,000, $19,920,000 and $12,971,000, respectively.
Although management is confident that these mortgages can be replaced, if the mortgages are not extended or refinanced, or the properties are not sold, the properties could be lost through foreclosure.






                                    8 of 13

            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 4,234 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 27.6% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Part II, Item 1, Litigation). Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

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

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results declined by $351,000 for the six months ended June 30, 1995, as compared to 1994, due to increases in expenses of $789,000 and in revenues of $438,000. Operating results declined due to the additional interest incurred on the satisfaction of the prior mortgages encumbering Registrant's Greenspoint and Sandspoint Apartment properties, which was partially offset by improved operations and the loss on the disposition of Plantation Forest Apartments in February 1994.

                                    9 of 13

            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Six Months Ended June 30, 1995 vs. June 30, 1994 (Continued)


With respect to the remaining properties, operating results declined by $515,000 due to increases in expenses of $1,010,000 and in revenues of $495,000.

With respect to the remaining properties, rental income increased by $484,000 primarily due to an increase in rental rates and occupancy at Registrant's Misty Woods Apartments, McMillan Place Apartments and Sunrunner Apartments, which was slightly offset by a decline in occupancy at Registrant's Wood Ridge Apartments. Interest income increased by $11,000 due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates.

With respect to the remaining properties (not including $730,000 of exit fees described in Item 1, Note 4), expenses increased due to increases in operating expenses of $145,000, interest expense of $240,000, and depreciation expense of $1,000. Operating expenses increased primarily due to an insurance adjustment and an increase in repairs and maintenance expenses at all of Registrant's properties. The increase in interest expense is attributable to increased variable interest rates on mortgages encumbering the Wood Lake, Wood Ridge, Plantation Crossing, Greenspoint and Sandspoint Apartments. Depreciation expense remained relatively constant. In addition, general and administrative expenses decreased by $106,000 due to a decrease in asset management costs.

Three Months Ended June 30, 1995 vs. June 30, 1994


Operating results declined by $450,000 for the three months ended June 30, 1995, as compared to 1994, due to increases in expenses of $733,000 and in revenues of $283,000. Operating results declined primarily due to the additional interest incurred on the satisfaction of the mortgages encumbering Registrant's Greenspoint and Sandspoint Apartment properties.

Revenues increased by $283,000 due to increases in rental revenues of $276,000 and in interest income of $7,000. Rental revenues increased due to increased rental rates and occupancy at Registrant's Misty Woods Apartments, McMillan Place Apartments and Sandspoint Apartments, which was slightly offset by a decrease in occupancy at Registrant's Sunrunner and Wood Ridge Apartment complexes. Interest income increased due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates.

Expenses (not including $730,000 of exit fees described in Item 1, Note 4), increased due to increases in interest expense of $14,000 and operating expenses of $17,000, which were partially offset by decreases in general and administrative expenses of $18,000 and depreciation expense of $10,000. Operating expenses increased due to increased repairs and maintenance at all of Registrant's properties. General and administrative expenses decreased due to a decrease in asset management costs. Depreciation expense and interest expense (not including the exit fees) remained relatively constant.




                               10 of 13

            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant had an ownership interest during the period covered by this Report, along with occupancy data, follows:


                      CENTURY PROPERTIES FUND XIX

                           OCCUPANCY SUMMARY
                                                             Average
                                                        Occupancy Rate (%)
                                                   ---------------------------
                                                   Six Months     Three Months
                                Number    Date        Ended          Ended
                                 of        of        June 30,        June 30,
Name and Location               Units   Purchase   1995   1994    1995     1994
- -----------------               ------  --------   ----   ----    ----     ----
Wood Lake Apartments              220     12/83     96     96      96       96

Atlanta, Georgia

Greenspoint Apartments            336     02/84     96     97      95       96
Phoenix, Arizona

Sandspoint Apartments             432     02/84     95     94      95       91
Phoenix, Arizona

Wood Ridge Apartments             280     04/84     94     96      94       97
Atlanta, Georgia

Plantation Crossing Apartments    180     06/84     96     97      96       95
Atlanta, Georgia

Plantation Forest Apartments (1)   64     06/84      -      -       -        -
Atlanta, Georgia

Sunrunner Apartments              200     07/84     96     95      96       98
St. Petersburg, Florida

McMillan Place Apartments         402     06/85     97     95      97       95
Dallas, Texas

Misty Woods Apartments            228     06/85     97     92      97       94
Charlotte, North Carolina



(1) Property was sold in February 1994.



                               11 of 13

       CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION


Item 1.  Litigation

    Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018.

    Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

    Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.


    James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

    On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I,
    Item 2, "Management's Discussion and Analysis of Financial Condition."

Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits

        10.1 Form of Promissory Note made by Century Properties Fund XIX in favor of The Prudential Insurance Company of America ("Prudential") dated June 27, 1995, with respect to Greenspoint Apartments ($9,000,000 principal loan amount) and Sandspoint Apartments ($10,000,000 principal amount).

        10.2 Form of Deed of Trust, Security Agreement and Fixture Filing with Assignment of Leases, Rents and Agreements from Century Properties Fund XIX to Transamerica Title Insurance Company, as trustee for Prudential, with respect to Greenspoint Apartments and Sandspoint Apartments.

    (b) Reports of Form 8-K.

              No report on Form 8-K was required to be filed during the period.





                                   12 of 13

            CENTURY PROPERTIES FUND XIX - FORM 10-Q - JUNE 30, 1995



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



                              CENTURY PROPERTIES FUND XIX


                              By: FOX PARTNERS II,
                                  Its General Partner


                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner





                              /S/ ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)



                               13 of 13