Form 10-Q
period 1995-09-30
CENTURY PROPERTIES FUND XIX
filed 1995-11-13
CIK 705752

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1995

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
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)


         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
        (Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code (770) 916-9090

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


                                    1 of 16



         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                  September 30,   December 31,
                                                      1995             1994

Assets

Cash and cash equivalents                        $   1,324,000   $     218,000
Restricted cash                                        701,000         787,000
Other assets and deferred costs                      2,150,000       1,643,000

Real Estate:

   Real estate                                      94,314,000      94,106,000
   Accumulated depreciation                        (33,703,000)    (31,650,000)
   Allowance for impairment of value                  (500,000)       (500,000)
                                                 -------------   -------------
Real estate, net                                    60,111,000      61,956,000
                                                 -------------   -------------
   Total assets                                  $  64,286,000   $  64,604,000
                                                 =============   =============

Liabilities and Partners' Equity

Accrued expenses and other liabilities           $   1,748,000   $   1,195,000
Notes payable                                       60,126,000      59,063,000
                                                 -------------   -------------
   Total liabilities                                61,874,000      60,258,000
                                                 -------------   -------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partner                                    (8,786,000)     (8,558,000)
 Limited partners (89,292 units outstanding at
    September 30, 1995 and December 31, 1994)       11,198,000      12,904,000
                                                 -------------   -------------
   Total partners' equity                            2,412,000       4,346,000
                                                 -------------   -------------
   Total liabilities and partners' equity        $  64,286,000   $  64,604,000
                                                 =============   =============

                See notes to consolidated financial statements.

                                    2 of 16



         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995


Consolidated Statements of Operations



                                                 For the Nine Months Ended
                                                 September 30,   September 30,
                                                     1995            1994

Revenues:

   Rental                                        $  10,882,000   $  10,188,000
   Interest income                                      78,000          40,000
                                                 -------------   -------------
     Total revenues                                 10,960,000      10,228,000
                                                 -------------   -------------

Expenses:

   Operating                                         5,432,000       5,184,000
   Interest                                          5,264,000       4,355,000
   Depreciation                                      2,053,000       2,064,000
   General and administrative                          145,000         238,000
   Loss on sale of property                                -           149,000
                                                 -------------   -------------
     Total expenses                                 12,894,000      11,990,000
                                                 -------------   -------------
Net loss                                         $  (1,934,000)  $  (1,762,000)
                                                 =============   =============
Net loss per limited partnership unit            $      (19.11)  $      (17.40)
                                                 =============   =============

                See notes to consolidated financial statements.

                                    3 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995


Consolidated Statements of Operations


                                                 For the Three Months Ended
                                                 September 30,   September 30,
                                                     1995            1994

Revenues:

   Rental                                        $   3,672,000   $   3,405,000
   Interest income                                      40,000          13,000
                                                 -------------   -------------
     Total revenues                                  3,712,000       3,418,000
                                                 -------------   -------------

Expenses:

   Operating                                         2,041,000       1,908,000
   Interest                                          1,377,000       1,408,000
   Depreciation                                        685,000         685,000
   General and administrative                           39,000          26,000
                                                 -------------   -------------
     Total expenses                                  4,142,000       4,027,000
                                                 -------------   -------------
Net loss                                         $    (430,000)  $    (609,000)
                                                 =============   =============
Net loss per limited partnership unit            $       (4.24)  $       (6.01)
                                                 =============   =============


                See notes to consolidated financial statements.

                                    4 of 16



         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995


Consolidated Statements of Cash Flows
                                                 For the Nine Months Ended
                                                 September 30,   September 30,
                                                     1995           1994
Operating Activities:

Net loss                                         $  (1,934,000)  $  (1,762,000)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                     2,309,000       2,344,000
   Loss on sale of property                                -           149,000
   Deferred costs paid                                (255,000)        (78,000)
Changes in operating assets and liabilities:
   Other assets                                       (508,000)       (667,000)
   Accrued expenses and other liabilities              553,000         358,000
                                                 -------------   -------------
Net cash provided by operating activities              165,000         344,000
                                                 -------------   -------------
Investing Activities:

Additions to real estate                              (208,000)       (215,000)
Decrease in restricted cash                             86,000       1,356,000
Proceeds from sales of property                            -           485,000
Costs of sale of rental property                           -            (3,000)
                                                 -------------   -------------
Net cash (used in) provided by investing
  activities                                          (122,000)      1,623,000
                                                 -------------   -------------
Financing Activities:

Repayment of notes payable to affiliate of
  the general partner                                     -          (370,000)
Notes payable proceeds                              18,810,000             -
Repayment of notes payable                         (17,501,000)       (594,000)
Notes payable principal payments                      (246,000)       (286,000)
                                                 -------------   -------------
Net cash provided by (used in) financing
  activities                                         1,063,000      (1,250,000)
                                                 -------------   -------------
Increase in Cash and Cash Equivalents                1,106,000         717,000

Cash and Cash Equivalents at Beginning of Period       218,000         279,000
                                                 -------------   -------------

Cash and Cash Equivalents at End of Period       $   1,324,000   $     996,000
                                                 =============   =============

Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the period       $   4,869,000   $   3,819,000
                                                 =============   =============


Supplemental Disclosure of Non-Cash Financing
  Activities:
   Accrued interest added to note payable
     principal                                   $         -     $   2,139,000
                                                 =============   =============

   Mortgage assumed on property sale             $         -     $   1,965,000
                                                 =============   =============


                See notes to consolidated financial statements.

                                    5 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995

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

       The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as disclosed in Notes 3 through 5.

       The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Capital Management Corporation, the managing general partner of the Partnership's general partner, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       (a) An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $108,000 and $64,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

       (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the nine months ended September 30, 1995 and 1994, affiliates of NPI, Inc. received $551,000 and $392,000, respectively. These fees are included in operating expenses.

       (c) During the nine months ended September 30, 1995, an affiliate of NPI, Inc. was paid a $9,000 fee relating to a successful real estate tax appeal on the Partnership's Sandspoint
           Apartments property. This fee is included in operating expenses.


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


                                    6 of 16

         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     Notes Payable

       a) On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Greenspoint Apartments with a new first mortgage in the amount of $9,000,000. As of June 30, 1995, $8,810,000 had been advanced, the remaining $190,000 will be disbursed pending satisfaction of certain conditions set by the lender. Based upon the proceeds disbursed, the loan requires monthly payments of approximately $67,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005 with a balloon payment of approximately $7,805,000. As specified in the loan agreement the borrower is obligated to undertake additional improvements at the property in the amount of approximately $30,000. These improvements must be completed by December 31, 1995, or result in a default under the mortgage loan. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. The partnership incurred closing costs of $135,000 in connection with this refinancing. In connection with the satisfaction of its maturing debt, the Partnership paid a $337,000 exit fee at date of closing, which is included in interest expense.

       b) On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Sandspoint Apartment with a new first mortgage in the amount of $10,000,000. The loan requires monthly payments of approximately $76,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005 with a balloon payment of approximately $8,859,000. As specified in the loan agreement, the Partnership is obligated to undertake additional improvements at the property in the amount of approximately $74,000. These improvements must be completed by March 31, 1996, or result in a default under the mortgage loan. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. The Partnership incurred closing costs of $149,000 in connection with this refinancing. In connection with the satisfaction of its maturing debt, the Partnership paid a $393,000 exit fee at date of closing, which is included in interest expense.

       c) On September 1, 1994, the Partnership obtained a modification of the existing mortgage encumbering McMillan Place Apartments in the amount of $12,939,000 (including accrued interest of $2,139,000). The loan was split into a first mortgage note of $10,800,000 and a second mortgage note of $2,139,000. The first mortgage requires monthly payments of approximately $89,000 at 8.25% interest and is being amortized over a twenty-two year period. Under the terms of the second mortgage, interest accrues at 8.25% (with monthly compounding). Quarterly payments, of all excess cash flow, as defined in the cash management agreement, are required to be made to the lender.
           In addition, the Partnership is prohibited from making any distributions from operations to its partners. The notes mature on August 31, 1999 with a balloon payment of approximately $9,767,000 on the first mortgage plus the outstanding balance and accrued interest on the second mortgage note. As specified in the modification, the Partnership was required to deposit $80,000 in a reserve account for future capital improvements and is required to make monthly payments of $10,000 to the reserve account for the term of the loan.


                                    7 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     Subsequent Event

       On October 20, 1995, the Partnership refinanced the mortgages that encumbered their Wood Ridge, Wood Lake and Plantation Crossing Apartments properties. The new $22,000,000 loan (allocated $9,000,000, $7,750,000 and $5,250,000, respectively) requires monthly interest only payments of approximately $138,000 at 7.5% interest. The loan matures on October 20, 2002. A premium is to be calculated under the terms of the mortgage if the loan is prepaid.


                                    8 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates eight apartment complexes. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of November 1, 1995, five of the thirteen properties originally purchased by Registrant were sold or otherwise disposed. All of Registrant's remaining properties, except for McMillan Place, Greenspoint and Sandspoint Apartments, generated positive cash flow from operations during the nine months ended September 30, 1995. Registrant's Greenspoint and Sandspoint Apartments generated negative cash flow from operations due to the exit fees paid in association with the satisfaction of its maturing debt.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary sources of liquidity. For the long term, cash from operations will remain Registrant's primary source of liquidity. There have been no distributions since 1987. Registrant is prohibited from making any distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied. Future distributions from sales or refinancings are permitted and will be evaluated at such time.

The level of liquidity based upon cash and cash equivalents experienced a $1,106,000 increase at September 30, 1995, as compared to December 31, 1994. Registrant's increase in cash of $1,063,000 from financing activities and $165,000 from operating activities, were partially offset by a decrease of $122,000 in cash from investing activities. Registrant's cash provided by financing activities consists of $18,810,000 of proceeds received from the refinancing of the mortgages encumbering Registrant's Greenspoint and Sandspoint properties, offset by $17,501,000 of cash used for the repayment of the prior first mortgages and $246,000 of cash used for notes payable principal payments. Registrant's net cash used in investing activities consists of $208,000 of improvements to real estate, which was slightly offset by $86,000 of cash from the release of restricted cash. Registrant has no plans for material capital improvements except for those required under mortgage agreements. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until May 1996, when the balloon payment encumbering Registrant's Misty Woods Apartments comes due in the approximate amount of $5,083,000. The ability to hold and operate this property is dependent on Registrant's ability to obtain refinancing or debt modification as required. If Misty Woods Apartments is lost through foreclosure, Registrant would not recognize a loss for financial reporting purposes. In addition, Registrant has substantial balloon payments due in 1997 and 1999 in the amounts of $3,169,000 and $12,971,000, respectively. Although management is confident that these mortgages can be replaced, if the mortgages are not extended or refinanced, or the properties are not sold, the properties could be lost through foreclosure.


                                    9 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

On October 20, 1995, the Partnership refinanced the mortgages that encumbered their Wood Ridge, Wood Lake and Plantation Crossing Apartments properties. The new $22,000,000 loan (allocated $9,000,000, $7,750,000 and
$5,250,000, respectively) requires monthly interest only payments of approximately $138,000 at 7.5% interest. The loan matures on October 20, 2002. A premium is to be calculated under the terms of the mortgage if the loan is prepaid.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 4,234 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 27.6% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is Registrant's only unused source of liquidity.

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., (ii) DeForest agreed to sell its units of Registrant to

Insignia and (iii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

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


                                   10 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing residential properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential tenants to purchase homes.
In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during the next twelve months. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results declined by $172,000 for the nine months ended September 30, 1995, as compared to 1994, due to increases in expenses of $904,000 and in revenues of $732,000. Operating results declined due to the additional interest incurred on the satisfaction of the prior mortgages encumbering Registrant's Greenspoint and Sandspoint Apartment properties, which was partially offset by improved operations and the loss on the disposition of Plantation Forest Apartments in February 1994.

With respect to the remaining properties, operating results declined by $337,000 due to increases in expenses of $1,126,000 and in revenues of $789,000.

With respect to the remaining properties, rental income increased by $751,000 primarily due to an increase in rental rates at all of Registrant's properties. Occupancy increased at Registrant's Misty Woods and Sandspoint Apartments, which was slightly offset by a decline in occupancy at Registrant's Sunrunner Apartments. Occupancy remained relatively constant at Registrant's other properties. In addition, interest income increased by $38,000 due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates.

With respect to the remaining properties (not including the $730,000 of exit fees described in Item 1, Note 4), expenses increased due to increases in operating expenses of $278,000, interest expense of $210,000, and depreciation expense of $2,000. Operating expenses increased primarily due to an increase in repairs and maintenance expenses at all of Registrant's properties except for Misty Woods and Sandspoint Apartments. The increase in interest expense is attributable to increased variable interest rates on mortgages encumbering the Wood Lake, Wood Ridge, Plantation Crossing, Greenspoint and Sandspoint Apartments. Depreciation expense remained relatively constant. In addition, general and administrative expenses decreased by $93,000 due to a decrease in asset management costs, effective July 1, 1994.


                                   11 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $179,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $294,000, which was partially offset by an increase in expenses of $115,000.

Revenues increased due to increases in rental revenues of $267,000 and in interest income of $27,000. Rental revenues increased due to increased rental rates at all of Registrant's properties, which was slightly offset by a decline in occupancy at Registrant's Sunrunner, Plantation Crossing and Greenspoint Apartments properties. Occupancy remained relatively constant at Registrant's other properties. In addition, interest income increased due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates, and the timing of the accrual of interest on restricted cash and escrow deposits.

Expenses increased due to increases in operating expenses of $133,000 and general and administrative expenses of $13,000, which were partially offset by a decrease in interest expense of $31,000. Operating expenses increased primarily due to an increase in repairs and maintenance expenses at Registrant's Greenspoint Apartments, Plantation Crossing Apartments, and Wood Ridge Apartments. General and administrative expenses increased due to lower general and administrative expenses for the three months ended September 30, 1994. Depreciation expense remained constant. Interest expense decreased due to lower interest rates on the refinanced mortgages encumbering Registrant's Greenspoint and Sandspoint Apartment properties, which was partially offset by increased variable interest rates on mortgages encumbering Registrant's Woodlake, Wood Ridge, and Plantation Crossing Apartments.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                         CENTURY PROPERTIES FUND XIX

                              OCCUPANCY SUMMARY
                                                   Average
                                               Occupancy Rate (%)
                                          --------------------------
                                          Nine Months   Three Months
                      Number    Date         Ended          Ended
                        of       of      September 30,  September 30,
Name and Location      Units  Purchase   1995   1994    1995   1994
-----------------      -----  --------   ----   ----    ----   ----
Wood Lake Apartments    220     12/83     97     96      98     97
Atlanta, Georgia

Greenspoint Apartments  336     02/84     96     97      96     98
Phoenix, Arizona

Sandspoint Apartments   432     02/84     96     94      97     96

Phoenix, Arizona

Wood Ridge Apartments   280     04/84     95     96      97     97
Atlanta, Georgia


                                   12 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)

                      CENTURY PROPERTIES FUND XIX

                           OCCUPANCY SUMMARY
                                                               Average
                                                          Occupancy Rate (%)
                                                     --------------------------
                                                     Nine Months   Three Months
                                  Number    Date        Ended          Ended
                                    of       of      September 30, September 30,
Name and Location                 Units    Purchase  1995   1994   1995   1994
-----------------                 -----    --------  ----   ----   ----   ----
Plantation Crossing Apartments     180      06/84     95     96     94     97
Atlanta, Georgia

Plantation Forest Apartments (1)    64      06/84      -      -      -      -
Atlanta, Georgia

Sunrunner Apartments               200      07/84     95     97     94     99
St. Petersburg, Florida

McMillan Place Apartments          402      06/85     97     96     96     96
Dallas, Texas

Misty Woods Apartments             228      06/85     97     94     97     98
Charlotte, North Carolina


(1)   Property was sold in February 1994.

                                   13 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995

                         PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            2. NPI, Inc. Stock Purchase Agreement dated as of August 17,
               1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

        (b) Report on Form 8-K

            On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                   14 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CENTURY PROPERTIES FUND XIX

                             By: FOX PARTNERS II,
                                 Its General Partner

                             By:FOX CAPITAL MANAGEMENT CORPORATION,
                                 A General Partner



                             /S/ ARTHUR N. QUELER

                             Secretary/Treasurer and Director
                             (Principal Financial Officer)


                                   15 of 16


         CENTURY PROPERTIES FUND XIX - FORM 10-Q - SEPTEMBER 30, 1995


                                EXHIBIT INDEX


Exhibit                                                  Page No.

2.   NPI, Inc. Stock Purchase Agreement                      *
     dated August 17, 1995


* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

                                   16 of 16