Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XIX
filed 1996-03-29
CIK 705752

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________
         Commission file number 0-11935

                          CENTURY PROPERTIES FUND XIX
            (Exact name of Registrant as specified in its charter)

                 CALIFORNIA                    94-2887133
(State or other jurisdiction of     (I.R.S Employer Identification No.)
 incorporation or organization)


         One Insignia Plaza, P.O. Box 1089
         Greenville, South Carolina                             29602
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:           (864) 239-1000

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
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be readily determined.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

         Prospectus of Registrant dated September 20, 1983, as amended on June 13, 1984, and thereafter supplemented incorporated in Parts I and IV.


                          CENTURY PROPERTIES FUND XIX
                            (a limited partnership)

                                     PART I

Item 1. Business.

         Century Properties Fund XIX (the "Registrant") was organized in August 1982 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners II, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners II are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.

         The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983. The Registrant marketed its securities pursuant to its Prospectus dated September 20, 1983, which was amended on June 13, 1984, and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

         The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties. The Registrant is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

         Beginning in September 1983 through October 1984, the Registrant offered $90,000,000 in Limited Partnership Units and sold units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. The Registrant's acquisition activities were completed in June 1985 and since then the principal activity of the Registrant has been managing its portfolio. One property was sold in each of the years, 1988, 1992 and 1993 and in February 1994. In addition one property was foreclosed on in 1993. See "Item 2, Properties" for a description of the Registrant's properties.

         The Registrant is involved in only one industry segment, as described above. The business of the Registrant is not seasonal. the Registrant does not engage in any foreign operations or derive revenues from foreign sources.

         Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and miscellaneous management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions, there is no guarantee that any property owned by the Registrant can be sold by it or, if sold, that such sale can be made upon favorable terms.

         It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

         The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

         The Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

         At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the success of the Registrant's strategy as set forth in "Item 7" as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated that some of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain additional financing, refinancing, or debt restructuring as required.

Property Matters

         Misty Woods - As of June 1, 1994, the lender holding the mortgage at Misty Woods Apartments was permitted to draw on the two letters of credit, each in the amount of $300,000, which were held in connection with the note payable encumbering this property. In accordance with the loan agreement, the Registrant applied the $594,000 net proceeds of the draw to the note, reducing the mortgage balance to $5,183,000. Commencing July 1, 1994, the monthly debt service payment was reduced to approximately $46,000. See, "Item 8, Consolidated Financial Statements and Supplementary Data - Note 5."

         On December 29, 1995, the first mortgage encumbering Misty Woods Apartments was refinanced. The principal amount of the refinanced mortgage was $5,450,000. The loan bears interest at 7.88% per annum, has a 30 year amortization and matures in January 2006. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 5" for additional information with respect to this loan.

         In connection with this refinancing, the lender required the Registrant to transfer Misty Woods into a single asset entity. As a result, title to Misty Woods is held in a limited partnership in which the Registrant holds a 99% limited partnership interest. The general partner of the partnership is a corporation in which the Registrant is the sole stockholder.

         Wood Lake, Wood Ridge and Plantation Crossing - On December 15, 1995, the Partnership refinanced the mortgage loan encumbering each of Wood Lake Apartments located in Atlanta, Georgia, Wood Ridge Apartments located in Atlanta, Georgia and Plantation Crossing located in Marietta, Georgia. In connection with this refinancing, each of these properties was conveyed from the sub-partnership which held these properties to the Registrant. The aggregate amount of the loan was $22,000,000, which was allocated $7,750,000 to Wood Lake, $9,000,000 to Wood Ridge and $5,250,000 to Plantation Crossing. The loan bears interest at a rate of 7.5% per annum, matures January 1, 2003 and has monthly payments of principal and interest of 163,000. In addition, the Registrant is required to make monthly tax escrow payments to the lender. Net proceeds from this refinancing to the Registrant were approximately $750,000. [Were net proceeds distributed?] See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 5" for additional information with respect to this loan.

         Greenspoint Apartments - On June 29, 1995, the Registrant replaced its maturing mortgage encumbering Greenspoint Apartments with a new first mortgage in the amount of $9,000,000. The loan bears interest at 8.33% per annum, is being amortized over 30 years and matures on May 15, 2005 with a balloon payment of approximately $7,974,00. As specified in the loan agreement, the Registrant was obligated to undertake additional improvements at the property in the amount of approximately $30,000 prior to December 31, 1995. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 5" for additional information with respect to this loan.

         Sandspoint Apartments - On June 29, 1995, the Registrant replaced its maturing mortgage encumbering Sandspoint Apartments with a new first mortgage in the amount of $10,000,000. The loan bears interest at 8.33% per annum, is being amortized over 30 years and matures on May 15, 2005 with a balloon payment of approximately $8,859,00. As specified in the loan agreement, the Registrant was obligated to undertake additional improvements at the property in the amount of approximately $74,000 prior to March 31, 1996. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 5" for additional information with respect to this loan.

         Plantation Forest Apartments - On February 8, 1994, the Registrant sold this property for $2,450,000 to an unaffiliated third party. After payment of the existing loan of $1,965,000 and expenses of the sale, the proceeds to the Registrant were approximately $482,000. The tax loss on the sale was $149,000. Net proceeds realized from the sale were in part used to fully repay $370,000 of the demand notes, plus accrued interest, held by NPI Realty. The balance was added to working capital. See, "Item 8, Consolidated Financial Statements and Supplementary Data - Note 8."

         McMillan Place Apartments - On September 1, 1994, the Registrant

obtained a modification of the existing mortgage encumbering McMillan Place Apartments in the amount of $12,939,000 (including accrued interest of $2,139,000). The loan was split into a first mortgage note of $10,800,000 and a second mortgage note of $2,139,000. The first mortgage requires monthly payments of approximately $89,000, bears interest at 8.25% per annum and is being amortized over a twenty-two year period. Under the terms of the second mortgage, interest accrues at 8.25% (with monthly compounding) per annum. Monthly payments of interest or principal are not required on the second mortgage. However, quarterly payments of all excess cash flow, as defined in the cash management agreement, are required to be made to the lender to reduce the second mortgage. In addition, pursuant to the terms of the loan documents the Registrant is prohibited from making any distributions from operations to its partners. Both loans mature on August 31, 1999 with a balloon payment of approximately $9,767,000 on the first mortgage plus the outstanding balance on the second mortgage note. As specified in the modification, the Registrant was required to deposit $80,000 in a reserve account for future capital improvements and is required to make monthly payments of $10,000 to the reserve account for the term of the loan. See, "Item 8, Consolidated Financial Statements and Supplementary Data - Note 5."

Employees

         Services are performed for the Registrant at its remaining properties by on-site personnel all of whom are employees of NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, which directly manages the Registrant's remaining properties. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management.

Change in Control

         From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

         On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

         On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

         On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

         On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

         Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and an affiliate of Insignia caused new officers and directors of each of those entities to be elected.
See "Item 10, Directors and Executive Officers of the Registrant."

The Tender Offer

         On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as eleven affiliated limited partnerships.

         On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Registrant to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 24,811.66 limited partnership units or approximately 28% of the total limited partnership units of the Registrant. (See "Item 12, Security Ownership of Certain Beneficial Owners and Management.")

Competition

         The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. Many of the Registrant's properties which are or were located in oil industry dependent and other weakened markets have been adversely affected by economic conditions in these markets. In addition, each of the Registrant's properties competes in an area which normally contains numerous other multi-family residential properties which may be considered competitive.


Item 2.           Properties.

         A description of the multi-family residential properties in which the Registrant has or has had an ownership interest is as follows. All of the Registrant's properties are owned in fee.

                                    Date of
Name and Location                   Purchase            Size
-----------------                   --------            ----
Wood Lake Apartments                 12/83            220 units
   100 Pinhurst Drive
   Atlanta, Georgia

Greenspoint Apartments               02/84            336 units
   NE Corner, 42nd Street
   Phoenix, Arizona

Sandspoint Apartments                02/84            432 units
   SW Corner, Butler Drive
   and 19th Avenue
   Phoenix, Arizona

Wood Ridge Apartments                04/84            280 units
   100 Wood Ridge Drive
   Atlanta, Georgia

Plantation Crossing Apartments       06/84            180 units
   2703 Delk Road
   Atlanta, Georgia

Sunrunner Apartments                 07/84            200 units
   11400 4th Street North
   St. Petersburg, Florida

McMillan Place Apartments            06/85            402 units
   12610 Jupiter Place
   Dallas, Texas

Misty Woods Apartments               06/85            228 units
   4642 Central Avenue
   Charlotte, North Carolina

         See, "Item 8, Consolidated Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of the Registrant are subject.


         The following chart sets forth the occupancy rate at December 31, 1995, 1994, 1993, 1992 and 1991 for the Registrant's remaining properties:


                               OCCUPANCY SUMMARY

                                                     Average
                                                Occupancy Rate(%)
                                               for the Year Ended
                                                  December 31,
                                       --------------------------------
                                       1995   1994   1993   1992   1991
                                       ----   ----   ----   ----   ----
Wood Lake Apartments                   97      96     91     92     89
Greenspoint Apartments                 96      98     97     94     93
Sandspoint Apartments                  96      95     90     91     91
Wood Ridge Apartments                  95      97     94     92     90
Plantation Crossing Apartments         96      96     97     97     96
Sunrunner Apartments                   95      97     91     92     92
McMillan Place Apartments              97      96     93     93     93
Misty Woods Apartments                 97      95     93     95     93


Item 3.  Legal Proceedings.

           Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

           Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division ("Ruben").

           Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")

           James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC. ("Andrews")

           In the fourth quarter of fiscal 1994, limited partners in certain limited partnerships affiliated with the Registrant, commenced actions in and against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994, constituted
(a) breach of the fiduciary duty owed by the Managing General Partner to the limited partners of the Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of the Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order sought in the

Whiteside action was denied by the court on November 3, 1994, and on November 18, 1994, the court denied Whiteside a preliminary injunction.

           On March 16, 1995, the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995, and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of the Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in the Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in the Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995, for an aggregate number of units of the Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of the Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide the Registrant a credit line of $150,000 per property which would bear interest at the lesser of the prime rate plus 1% and the rate permitted under the partnership agreement of the Registrant. The second tender offer closed on June 30, 1995.

Item 4.    Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this Report.

                                    PART II

Item 5.    Market for the Registrant's Equity and Related Security
           Holder Matters.

         The Limited Partnership Unit holders are entitled to certain distributions as provided in The Partnership Agreement. No market for Limited Partnership Units exists, nor is expected to develop. As of March 1, 1996, distributions from operations to date to unitholders have been approximately $25 for each $1,000 of original investment.

         No distributions from operations were made during the years ended December 31, 1995 and 1994. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Registrant's financial ability to make distributions.


         As of March 1, 1996, the approximate number of holders of Limited Partnership Units was 6,710.

Item 6.    Selected Financial Data.

         The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                              For the Year Ended December 31,
                                        -----------------------------------------
                                        1995      1994     1993     1992     1991
                                       (Amounts in thousands except per unit data)
Total revenues                        $14,731   $13,768  $14,690  $17,795   $ 18,799
                                      =======   =======  =======  =======   ========
Loss before extraordinary item        $(2,047)  $(3,105) $(2,686) $(8,310)  $ (5,257)

Extraordinary item - gain (loss)
  on extinguishment of debt           $(1,636)        -        -  $ 7,022          -
                                      --------  -------  -------  -------   --------

Net loss                              $(3,683)  $(3,105) $(2,686) $(1,288)  $ (5,257)
                                      =======   =======  =======  =======   ========

Net loss per limited
  partnership unit (1)

  Loss before extraordinary item      $(20.23)  $(30.67) $(26.53) $(82.08)  $ (51.93)

  Extraordinary Item                  $(16.16)        -        -  $ 69.36   $     -
                                      --------  -------  -------  -------   -------

  Net loss                            $(36.39)  $(30.67) $(26.53) $(12.72)  $ (51.93)
                                      ========  ======== ======== =======   ========

Total assets                          $64,379   $64,604  $70,799  $99,401   $111,211
                                      =======   =======  =======  =======   ========

Long-term obligations:
  Notes payable                       $62,342   $59,063  $59,869  $82,007   $ 94,509
                                      =======   =======  =======  =======   ========

----------------
(1) $1,000 original contribution per unit, based on units outstanding during the year, after giving effect to the allocation of net loss to the general partner.

Item 7.   Management's Discussion and Analysis of Financial

          Condition and Results of Operations.

Liquidity and Capital Resources

         The Registrant holds investments in and operates eight apartment complexes. The properties are located in Georgia, Arizona, Florida, Texas, and North Carolina. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of March 1, 1996, five of the thirteen properties originally purchased by the Registrant were sold or otherwise disposed. All of the Registrant's remaining properties, except for McMillan Place and Sunrunner Apartments, generated positive cash flow from operations during the year ended December 31, 1995. The Registrant's Sunrunner Apartments generated negative cash flow from operations due to significant capital improvements incurred during the year ended December 31, 1995.

         The Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary sources of liquidity. For the long term, cash from operations will be the Registrant's primary source of liquidity. There have been no distributions since 1987. The Registrant is prohibited from making any distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied. Future distributions from sales or refinancings are permitted and will be evaluated at such time.

         The level of liquidity based upon cash and cash equivalents experienced a $2,650,000 increase at December 31, 1995, as compared to 1994. The Registrant had an increase in cash of $1,159,000 from financing activities and $465,000 from investing activities and $1,026,000 from operating activities. The Registrant's cash provided by financing activities consists of $46,450,000 of proceeds received from the refinancing, at lower interest rates, of the mortgages encumbering the Registrant's Misty Woods, Plantation Crossing, Wood Lake, Wood Ridge, Greenspoint and Sandspoint Apartments properties, which was significantly offset by $42,807,000 of cash used for the repayment of the prior first mortgages and $364,000 of cash used for notes payable principal payments. The Registrant's net cash provided by investing activities consists of $787,000 of cash from the release of restricted cash, which was slightly offset by $322,000 of improvements to real estate. Cash from operating activities declined primarily due to significant refinancing fees, prepayment premiums and exit fees totaling $1,391,000. The Managing General Partner is currently evaluating the Registrant's capital improvement requirements. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

         Working capital reserves are invested in a money market account or repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments. The Registrant has substantial balloon payments on Sunrunner and McMillan Place Apartments due in January 1997 and August 1999 in the amounts of $3,169,000 and $12,971,000, respectively. Although management anticipates that these mortgages can be replaced, if the mortgages are not extended or refinanced, or the properties are not sold, the properties could be lost through foreclosure. If the Registrant's Sunrunner Apartments were lost through foreclosure, the Registrant would recognize a loss of approximately $600,000. If the Registrant's McMillan Place Apartments were lost through foreclosure, the Registrant would not recognize a loss for financial reporting purposes.

         On December 29, 1995, the Registrant refinanced the mortgage that encumbered its Misty Woods Apartments property with a new first mortgage in the amount of $5,450,000. The loan requires monthly payments of approximately $40,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $4,863,000. The loan may not be prepaid without penalty.

         On December 15, 1995, the Registrant refinanced the mortgages that encumbered their Wood Ridge, Wood Lake and Plantation Crossing Apartments properties. The new $22,000,000 loan (allocated $9,000,000, $7,750,000 and
$5,250,000, respectively) requires total monthly payments of approximately $163,000 at 7.5% interest and is being amortized over 25 years. The loan matures on January 1, 2003 with a balloon payment of approximately $19,283,000. The loan may not be prepaid without penalty.

         On June 29, 1995, the Registrant replaced its maturing mortgage encumbering Greenspoint Apartments with a new first mortgage in the amount of $9,000,000. The loan requires monthly payments of approximately $68,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005 with a balloon payment of approximately $7,974,000. The loan may not be prepaid without penalty.

         On June 29, 1995, the Registrant replaced its maturing mortgage encumbering Sandspoint Apartment with a new first mortgage in the amount of $10,000,000. The loan requires monthly payments of approximately $76,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005 with a balloon payment of approximately $8,859,000. The loan may not be prepaid without penalty.

         In connection with the above refinanced mortgages, the Registrant recognized an extraordinary loss on extinguishment of debt of $1,636,000, consisting of the write-off of unamortized deferred loan costs, prepayment premiums and exit fees.

         In connection with the refinancing of the Registrant's Misty Woods Apartments, the Registrant was required to transfer all the assets and liabilities of Misty Woods to a newly formed, wholly-owned subsidiary. In connection with the remaining refinancings that occurred in 1995, the Registrant was required to convey the properties from the respective wholly-owned subsidiaries back to the Partnership.

         As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest I") relating to the tender offer made by DeForest I in October 1994 (the "First Tender Offer") for units of limited partnership interest in the Registrant and certain affiliated partnerships, DeForest I commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in the Registrant. Pursuant to the Second Tender Offer, DeForest I acquired an additional 4,234 units of the Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 28% of the total number of outstanding units of the Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of the Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to the Registrant a credit line of up to $150,000 per property owned by the Registrant. The Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Registrant's only unused source of liquidity.

         On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. In addition, an affiliate of Insignia purchased the limited partnership units held by DeForest I and certain of its affiliates. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business-Change in Control".

         At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain refinancing or debt modification as required.

Real Estate Market

         The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operations

1995 Compared to 1994

         Operating results, before the extraordinary loss on extinguishment of debt, improved by $1,058,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $963,000 and a decrease in expenses of $95,000. Operating results improved due to improved operations, the gain on sale of property of Plantation Forest Apartments and a provision for impairment of value on Sunrunner Apartments which were recorded in 1994.

         With respect to the remaining properties, rental revenues increased by

$977,000 primarily due to an increase in rental rates at all of the Registrant's properties. Occupancy remained relatively constant at all of the Registrant's properties. In addition, interest income increased by $42,000 due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates.

         With respect to the remaining properties, expenses increased due to increases in operating expenses of $596,000 and interest expense of $73,000, which was partially offset by decreases in depreciation expense of $11,000 and the provision for impairment of value of $500,000 which was recorded during 1994. Operating expenses increased primarily due to an increase in repairs and maintenance expenses at all of the Registrant's properties except for Sandspoint Apartments. The increase in interest expense is attributable to an increase in the variable interest rates on mortgages that had encumbered the the Registrant's Wood Lake, Wood Ridge, Plantation Crossing, Greenspoint and Sandspoint Apartments. Depreciation expense remained relatively constant. In addition, general and administrative expenses decreased by $32,000 due to a decrease in asset management costs, effective July 1, 1994.

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

         Revenues declined by $922,000 for the year ended December 31, 1994, as compared to 1993, due to the disposition of the Registrant's Parkside Village Apartments (May 1993), The Cove Apartments (July 1993) and Plantation Forest Apartments (February 1994). With respect to the remaining properties, rental revenues increased by $829,000 primarily due to increased rates and occupancy at all of the the Registrant's properties, except for Plantation Crossing, where rates and occupancy remained relatively constant. Reduced concessions at McMillan and Misty Woods Apartments also contributed to the increase in rental revenues. In addition, interest income decreased by $3,000.

         Costs and expenses declined by $503,000 for the year ended December 31, 1994, as compared to 1993, due to the disposition of the Registrant's Parkside Village, The Cove and Plantation Forest Apartments. With respect to the remaining properties, expenses increased due to increases in operating expenses of $892,000, depreciation expense of $15,000 and provision for impairment of $500,000, which were only partially offset by a decrease in interest expense of $396,000.

         Operating expenses increased primarily due to increased spending on deferred maintenance at the Registrant's Sandspoint, Greenspoint, Sunrunner and Wood Lake Apartments. Depreciation expense increased due to the effect of fixed asset additions. Interest expense declined partially due to a $594,000 reduction of the principal balance on the mortgage encumbering the Registrant's Misty Woods property. This was only partially offset by an increase in interest expense on the Registrant's Greenspoint and Sandspoint properties due to an increase in interest rates on the variable rate mortgages. In addition, general and administrative expenses declined by $454,000 due to a decrease in asset management costs.



Item 8.  Consolidated Financial Statements and Supplementary Data.

                          CENTURY PROPERTIES FUND XIX

                       CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1995

                                     INDEX

Independent Auditors' Reports.............................................F - 2
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994.........................F - 4
     Statements of Operations for the Years Ended December 31,
        1995, 1994 and 1993...............................................F - 5
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993..................................F - 6
     Statements of Cash Flows for the Years Ended December 31,
        1995, 1994 and 1993...............................................F - 7
     Notes to Consolidated Financial Statements...........................F - 8
Financial Statement Schedule:
     Schedule III     -    Real Estate and Accumulated Depreciation
                           at December 31, 1995..........................F - 18

Consolidated financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.


To the Partners
Century Properties Fund XIX
Greenville, South Carolina

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of Century Properties Fund XIX (a limited partnership) (the "Partnership") and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to
Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX and its subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  IMOWITZ KOENIG & CO., LLP

                                                  Certified Public Accountants

New York, N.Y.
February 20, 1996



INDEPENDENT AUDITORS' REPORT

Century Properties Fund XIX:

We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Century Properties Fund XIX (a limited partnership) (the "Partnership") and its wholly-owned subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its wholly-owned subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

The accompanying 1993 consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the first paragraph of Note 10 to the financial statements, the Partnership has balloon payments totaling $10,800,000 due in December 1994, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Francisco, California
March 18, 1994



                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS



                                                             DECEMBER 31,
                                                    ---------------------------
                                                        1995           1994
                                                    ------------   ------------
ASSETS

Cash and cash equivalents                           $  2,868,000   $    218,000
Restricted cash                                               --        787,000
Other assets and deferred costs                        1,977,000      1,643,000

Real Estate:

  Real estate                                         94,428,000     94,106,000
  Accumulated depreciation                           (34,394,000    (31,650,000)
  Allowance for impairment of value                     (500,000)      (500,000)
                                                    ------------   ------------
Real estate, net                                      59,534,000     61,956,000
                                                    ------------   ------------
  Total assets                                      $ 64,379,000   $ 64,604,000
                                                    ============   ============

LIABILITIES AND PARTNERS' EQUITY

Accrued expenses and other liabilities (including   $  1,374,000   $  1,195,000
  $27,000 to a related party in 1995)
Notes payable                                         62,342,000     59,063,000
                                                    ------------   ------------
  Total liabilities                                   63,716,000     60,258,000
                                                    ------------   ------------


Partners' Equity (Deficit):

 General partner                                      (8,992,000)    (8,558,000)
 Limited partners (89,292 units outstanding at
  December 31, 1995 and 1994)                          9,655,000     12,904,000
                                                    ------------   ------------
  Total partners' equity                                 663,000      4,346,000
                                                    ------------   ------------
  Total liabilities and partners' equity            $ 64,379,000   $ 64,604,000
                                                    ============   ============

                See notes to consolidated financial statements.


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEARS ENDED DECEMBER 31,
                                  -------------------------------------------
                                      1995            1994            1993
                                  -----------     -----------     -----------
Revenues:
  Rental                          $14,630,000     $13,709,000     $14,052,000
  Interest income                     101,000          59,000          62,000
  Gain on sale of property                  -               -         576,000
                                  -----------     -----------     -----------
  Total revenues                   14,731,000      13,768,000      14,690,000
                                  -----------     -----------     -----------
Expenses (including $1,401,000,
 $690,000 and $57,000 paid to
 the general partner and
 affiliates in 1995,1994
 and 1993):
  Interest                          6,001,000       5,959,000       6,807,000
  Operating                         7,826,000       7,260,000       6,992,000
  Depreciation                      2,744,000       2,766,000       2,840,000
  General and administrative          207,000         239,000         693,000
  Loss on sale of property                  -         149,000          44,000
  Provision for impairment
   of value                                 -         500,000               -
                                  -----------     -----------     -----------
  Total expenses                   16,778,000      16,873,000      17,376,000
                                  -----------     -----------     -----------
  Loss before extraordinary
   item                            (2,047,000)     (3,105,000)     (2,686,000)

Extraordinary item:
  Loss on extinguishment
   of debt                         (1,636,000)              -               -
                                  -----------     -----------     -----------

Net loss                          $(3,683,000)    $(3,105,000)    $(2,686,000)
                                  ===========     ===========     ===========
Net loss per limited
 partnership unit:

  Loss before extraordinary
    item                          $    (20.23)    $    (30.67)    $    (26.53)

  Extraordinary item                   (16.16)              -               -
                                  -----------     -----------     -----------
  Net loss                        $    (36.39)    $    (30.67)    $    (26.53)
                                  ===========     ===========     ===========


                See notes to consolidated financial statements.

                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                    General         Limited          Total
                                   Partners'       Partners'       Partners'
                                   (Deficit)        Equity          Equity
                                  -----------     -----------     -----------

Balance - January 1, 1993         $(7,875,000)    $18,012,000     $10,137,000

  Net loss                           (317,000)     (2,369,000)     (2,686,000)
                                  -----------     -----------     -----------

Balance - December 31, 1993        (8,192,000)     15,643,000       7,451,000

  Net loss                           (366,000)     (2,739,000)     (3,105,000)
                                  -----------     -----------     -----------

Balance - December 31, 1994        (8,558,000)     12,904,000       4,346,000

  Loss before extraordinary item     (241,000)     (1,806,000)     (2,047,000)

  Extraordinary item                 (193,000)     (1,443,000)     (1,636,000)
                                  -----------     -----------     -----------
Balance - December 31, 1995       $(8,992,000)    $ 9,655,000     $   663,000
                                  ===========     ===========     ===========

                See notes to consolidated financial statements.


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                           1995               1994               1993
                                                                      ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (3,683,000)      $ (3,105,000)      $ (2,686,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation and amortization                                          3,048,000          3,172,000          3,199,000
  Extraordinary item - extinguishment of debt                            1,636,000                  -                  -
  Accrued interest added to note payable principal                               -             29,000                  -
  Costs expensed on attempted property refinancing                               -                  -             64,000
  Provision for impairment of value                                              -            500,000                  -
  Gain on sale of property                                                       -                  -           (576,000)
  Loss on sale of property                                                       -            149,000             44,000
  Deferred costs refunded                                                        -                  -            523,000
  Changes in operating assets and liabilities:
     Other assets and deferred costs                                       (72,000)          (374,000)          (166,000)
     Accrued expenses and other liabilities                                 97,000            196,000         (1,905,000)
                                                                      ------------       ------------       ------------
Net cash (used in) provided by operating activities                      1,026,000            567,000         (1,503,000)
                                                                      ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash decrease (increase)                                        787,000            729,000           (691,000)
Additions to real estate                                                  (322,000)          (240,000)          (658,000)
Net proceeds from sale of rental property                                        -            485,000         11,259,000
Cost of sale of rental property                                                  -             (3,000)          (772,000)
                                                                      ------------       ------------       ------------
Net cash provided by investing activities                                  465,000            971,000          9,138,000
                                                                      ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to affiliate of the
   general partner                                                               -                  -            291,000
Repayment of notes payable to affilliate of general partner                      -           (370,000)        (1,309,000)
Notes payable proceeds                                                  46,450,000                  -         20,375,000
Repayment of notes payable                                             (42,807,000)                 -        (25,249,000)
Financing costs paid                                                      (729,000)           (90,000)          (497,000)
Notes payable principal payments                                          (364,000)          (979,000)        (1,274,000)
Costs paid to extinguish debt                                           (1,391,000)                 -                  -
                                                                      ------------       ------------       ------------
Net cash provided by (used in) financing activities                      1,159,000         (1,439,000)        (7,663,000)
                                                                      ------------       ------------       ------------
Increase (Decrease) in Cash and Cash Equivalents                         2,650,000             99,000            (28,000)

Cash and Cash Equivalents at Beginning of Year                             218,000            119,000            147,000
                                                                      ------------       ------------       ------------
Cash and Cash Equivalents at End of Year                              $  2,868,000       $    218,000       $    119,000

                                                                      ============       ============       ============
Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the year                              $  5,662,000       $  5,449,000       $  7,826,000
                                                                      ============       ============       ============
Supplemental Disclosure of Non-cash Investing and Financing
Activities:
   Accrued interest added to note payable principal                   $          -       $  2,139,000       $          -
                                                                      ============       ============       ============
   Refinancing of notes payable (see Note 5)
   Disposition of rental property in 1994 and 1993 - (see Note  8).

                                                  See notes to consolidated financial statements.

                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Properties Fund XIX (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns three residential apartment complexes in Atlanta, Georgia, two residential apartment complexes in Phoenix, Arizona and one residential apartment complex in St. Petersburg, Florida, Dallas, Texas and Charlotte, North Carolina. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       In October 1994, DeForest Ventures I L.P. ("DeForest I") made a tender offer for limited partnership interests in the partnership, as well as eleven affiliated limited partnerships. DeForest Ventures II, L.P. ("DeForest II") made tender offers for limited partnership interests in seven affiliated limited partnerships. Shareholders who controlled DeForest Capital I Corporation, the sole general partner of DeForest I, also controlled NPI, Inc. As of December 31, 1995, DeForest I had acquired approximately 28% of total limited partnership units of the Partnership (see Note 11).

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia
       Financial Group, Inc. ("Insignia"). In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 11).


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Consolidation

       The consolidated financial statements include the statements of the Partnership and its wholly-owned subsidiaries, one of which was formed in May 1993 into which Sunrunner Apartments was transferred and another which was formed in December 1995 into which Misty Woods Apartments was transferred. During 1995, two wholly-owned subsidiaries of the Partnership were terminated and the properties were conveyed back to the Partnership (see Note 5). All significant intercompany transactions and balances have been eliminated.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Distributions

       Cash distributions have been suspended since 1987. As specified in the modification of the existing mortgage encumbering McMillan Place Apartments, the Partnership is prohibited from making any distributions except from sales or refinancing of its properties, until the mortgage encumbering McMillan Place Apartments is satisfied.

       Fair Value of Financial Instruments

       In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance (see Note 5).

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents.


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, the Partnership had approximately $1,900,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and five to seven years for furnishings.

       Deferred Financing Costs

       Financing costs are deferred and amortized over the lives of the related loans as interest expense or expensed if financing is not obtained. At December 31, 1995 and 1994, accumulated amortization of deferred financing costs totaled $114,000 and $974,000, respectively. Net deferred costs of $872,000 and $610,000 for the years ended December 31, 1995 and 1994, respectively, are included in other assets and deferred costs.


       Net Loss Per Limited Partnership Unit

       The net loss per limited partnership unit is computed by dividing the net loss allocated to the limited partners by 89,292 units outstanding.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Reclassification

       Certain amounts from 1994 and 1993 have been reclassified to conform to the 1995 presentation.

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

       On January 1, 1993, Metric Management, Inc., ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management
       services  to  the   Partnership under a new  services  agreement.  As
       provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity commenced providing certain property management services (see Notes 1 and 11). Related party fees and expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                                             1995              1994              1993

                                                          ---------         ---------         ---------
       Financing fees                                     $  27,000         $      -          $       -
       Property management fees                             738,000           557,000                 -
       Real estate tax reduction fees                        66,000                 -                 -
       Reimbursement of operational expenses:
         Partnership accounting and investor services       148,000           100,000                 -
         Professional services                                    -            30,000                 -
                                                          ---------         ---------         ---------

       Total                                              $ 979,000         $ 687,000         $       -
                                                          =========         =========         =========
       Interest expense                                   $       -         $   3,000         $  57,000
                                                          =========         =========         =========

       Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. Financing fees have been capitalized and are being amortized over the life of the loan. Approximately $449,000 of insurance premiums, which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (Continued)

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

3.     RESTRICTED CASH

       Restricted cash at December 31, 1994, consists of required reserves maintained in accordance with financing arrangements on the Wood Lake, Wood Ridge, Plantation Crossing, Greenspoint and Sandspoint Apartments in order to meet future capital requirements. During 1995, these properties were refinanced and, as a result of these refinancings, restricted cash reserves were released.

4.     REAL ESTATE


       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                               1995                     1994
                                            -----------             -----------

       Land                                 $11,681,000             $11,681,000
       Buildings and improvements            75,225,000              75,029,000
       Furnishings                            7,522,000               7,396,000
                                            -----------             -----------

       Total                                 94,428,000              94,106,000
       Accumulated depreciation             (34,394,000)            (31,650,000)
       Allowance for impairment of value       (500,000)               (500,000)
                                            -----------             -----------

       Real estate, net                     $59,534,000             $61,956,000
                                            ===========             ===========

5.     NOTES PAYABLE

       The Partnership's properties are pledged as collateral for the related notes payable. The Partnership's Wood Lake, Wood Ridge and Plantation Crossing Apartments are cross-collateralized. The notes currently bear interest at rates ranging from 7.5% to 10.06%, and are payable monthly except for the second note on McMillan Apartments whose interest is compounded monthly and is payable at maturity, August 31, 1999.


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.     NOTES PAYABLE (Continued)

       On December 29, 1995, the Partnership refinanced the mortgage that encumbered its Misty Woods Apartments property with a new first mortgage in the amount of $5,450,000. The loan requires monthly payments of approximately $40,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $4,863,000. The loan may not be prepaid without penalty. The Partnership incurred closing costs and fees of $177,000 in connection with the refinancing, of which $95,000 was paid in 1995. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Misty Woods Apartments to a newly formed, wholly-owned subsidiary, Misty Woods CPF 19, L.P.

       On December 15, 1995, the partnership refinanced the mortgages that encumbered their Wood Ridge, Wood Lake and Plantation Crossing Apartments properties. The new $22,000,000 loan (allocated $9,000,000, $7,750,000 and $5,250,000, respectively) requires total monthly payments of approximately $163,000 at 7.5% interest and is being amortized over 25 years. The loan matures on January 1, 2003 with a balloon payment of approximately $19,283,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. In connection with the refinancings, each of these properties was conveyed from a wholly-owned subsidiary, Century Woods 19, L.P., back to the Partnership. The Partnership incurred closing costs and fees of $346,000 in connection with this refinancing.

       On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Greenspoint Apartments with a new first mortgage in the amount of $9,000,000. The loan requires monthly payments of approximately $68,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005 with a balloon payment of approximately $7,974,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. In connection with the refinancing, the property was conveyed from a wholly-owned subsidiary, SGP Properties, L.P., back to the partnership. The partnership incurred closing costs of $138,000 in connection with the refinancing.

       On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Sandspoint Apartment with a new first mortgage in the amount of $10,000,000. The loan requires monthly payments of approximately $76,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005 with a balloon payment of approximately $8,859,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. In connection with the refinancing, the property was conveyed from a wholly-owned subsidiary, SGP Properties, L.P., back to the partnership. The Partnership incurred closing costs of $150,000 in connection with the refinancing.


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.     NOTES PAYABLE (Continued)

       In connection with the above refinancings, the Partnership recognized an extraordinary loss on extinguishment of debt of $1,636,000, consisting of the write-off of unamortized deferred financing costs, prepayment premiums and exit fees.

       On September 1, 1994, the Partnership obtained a modification of the existing mortgage encumbering McMillan Place Apartments in the amount of $12,939,000 (including accrued interest of $2,139,000). The loan was split into a first mortgage note of $10,800,000 and a second mortgage note of $2,139,000. The first mortgage requires monthly payments of approximately $89,000 at 8.25% interest and is being amortized over a twenty-two year period. Under the terms of the second mortgage, interest accrues at 8.25% (with monthly compounding). Quarterly payments, of all excess cash flow, as defined in the cash management agreement, are required to be made to the lender. No excess cash flow payments were made in 1995 or 1994. In addition, the Partnership is prohibited from making any distributions from operations to its partners. The notes mature on August 31, 1999, with a balloon payment of approximately $9,767,000 on the first mortgage plus the outstanding balance and accrued interest on the second mortgage note. As specified in the modification, the Partnership is required to make monthly payments of $10,000 to a reserve account for the term of the loan, which will be used to fund capital improvements.

       The mortgage encumbering the Partnership's Sunrunner Apartments property matures on January 1, 1997, with a balloon payment of approximately $3,169,000. Based upon the operations of the property, the Managing General Partner anticipates that the maturing mortgage can be replaced.

       Principal payments at December 31, 1995 are required as follows:

          1996                                     $     763,000
          1997                                         3,933,000
          1998                                           826,000
          1999                                        12,691,000
          2000                                           689,000
          Thereafter                                  43,440,000
                                                   -------------
                                   Total           $  62,342,000
                                                   =============

      Amortization of deferred financing costs totaled $304,000, $416,000 and $349,000 for 1995, 1994 and 1993, respectively.

6.     NOTES PAYABLE TO AFFILIATE OF THE GENERAL PARTNER

       The Partnership repaid $370,000 in principal and $3,000 in interest to an affiliate of the general partner in 1994.


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

7.     ALLOWANCE FOR IMPAIRMENT OF VALUE

       In 1994, the Partnership determined that, based upon current economic conditions and projected future operational cash flow, the decline in value of Sunrunner Apartments located in St. Petersburg, Florida was other than temporary and that recovery of its carrying value was not likely. Accordingly, a provision for impairment of value of $500,000 was recognized by the Partnership to reduce the property's carrying value to its estimated fair value.

8.     DISPOSITION OF RENTAL PROPERTIES


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


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

9.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                                                               1995                1994              1993
                                                                         ---------------     ---------------    ---------------
       Net loss - financial statements                                   $    (3,683,000)    $    (3,105,000)   $    (2,686,000)
       Differences resulted from:
         Amortization of notes payable discount                                        -                   -              8,000
         Depreciation                                                           (948,000)           (980,000)        (1,887,000)
         Amortization of deferred financing costs and
           organization expenses                                                       -                   -           (114,000)
         Construction period interest and taxes                                    3,000            (331,000)          (471,000)
         Provision for impairment of value                                             -             500,000                  -
         Operating - receivership                                                      -                   -            158,000
         Interest expense - short-term borrowings                                      -             (66,000)           (29,000)
         Prepayment penalty                                                            -                   -           (400,000)
         Gain on property dispositions - net                                           -             910,000          6,301,000
         Other                                                                   (27,000)             21,000            (12,000)
                                                                         ---------------     ---------------    ---------------

       Net (loss) income - income tax method                             $    (4,655,000)    $    (3,051,000)   $       868,000
                                                                         ===============     ===============    ===============
       Taxable (loss) income per limited partnership unit
         after giving effect to the allocation to the
           general partner                                               $           (46)    $          (30)    $             8
                                                                         ===============     ===============    ===============

       Partners' equity - financial statements                           $       663,000     $     4,346,000    $     7,451,000
       Differences resulted from:
         Sales commissions and organization expenses                          12,413,000          12,413,000         12,413,000
         Payments credited to rental properties                                  215,000             215,000            215,000
         Amortization of notes payable discount                                        -                   -            448,000
         Depreciation                                                        (23,081,000)        (22,133,000)       (22,059,000)
         Interest expense                                                              -                   -         (1,347,000)
         Construction period interest and taxes                               (4,648,000)         (4,651,000)        (4,320,000)
         Provision for impairment of value                                       500,000             500,000                  -
         Interest expense - short-term borrowings                                      -                   -             66,000
         Other                                                                  (927,000)           (900,000)           (26,000)
                                                                         ===============     ===============    ===============

       Partners' deficit - income tax method                             $   (14,865,000)    $   (10,210,000)   $    (7,159,000)
                                                                         ===============     ===============    ===============

                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

10. BASIS OF PRESENTATION AND OPERATING STRATEGY FOR THE YEAR ENDED DECEMBER 31, 1993


       The accompanying consolidated financial statements for the year ended December 31, 1993, have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership, after taking into account accrued but unpaid interest on certain notes payable for which the Partnership had suspended debt service payments, has experienced cash flow deficiencies during recent years. At December 31, 1993, the Partnership had borrowed a total of $370,000 from affiliates of the general partner for working capital needs. The Partnership holds investments in and operates properties in real estate markets that are or were experiencing unfavorable economic conditions. Many of the Partnership's properties are or were located in oil industry related and other weakened markets and have experienced operating difficulties. In addition, markets in some areas remained depressed due in part to overbuilding which continued to depress residential rental rates. The level of sales of existing properties have been affected by the limited availability of financing in real estate markets. The Partnership had a balloon payment of $10,800,000 on McMillan Place Apartments due in December 1994. The Partnership's ability to hold and operate its remaining properties was dependent on obtaining refinancing or debt restructuring as required. If the Partnership was unable to obtain debt modification or refinancing, it was likely that dispositions of properties operating at a deficit or with significant balloon payments would have occurred through sale, foreclosure or transfer to the lenders. The Partnership sold Plantation Forest in February 1994 and with the proceeds from the sale paid off the remaining loans from an affiliate of the general partner. The Partnership believed this strategy, combined with cash generated from the Partnership's properties with positive operations would allow the Partnership to meet its capital and operating requirements. The outcome of these uncertainties could not be determined. The consolidated financial statements do not include any adjustments that might have resulted from the ultimate outcome of these uncertainties.

       The Partnership obtained a modification of the McMillan Place debt during 1994 and refinanced numerous properties during 1995, which resulted in significant net proceeds to the Partnership. Cash flow from operations improved in 1994 and 1995, as compared to 1993 (see Note 5).

11.    SUBSEQUENT EVENT

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 1). As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property and asset management services to the Partnership, maintain its books and records and oversee its operations.


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

     COLUMN             COLUMN          COLUMN               COLUMN                     COLUMN
       A                  B               C                    D                          E

                                                        Cost Capitalized
                                     Initial Cost          Subsequent           Gross Amount at Which
                                    to Partnership       to Acquisition      Carried at Close of Period(1)
                                    --------------      ----------------     -----------------------------
                                            Buildings                                  Buildings
                                               and                                       and
                        Encum-              Improve-   Improve-  Carrying              Improve-
Description             brances   Land        ments      ments    Costs       Land      ments      Total (2)
-----------             -------   ----      --------   --------  --------     ----     ---------   ---------
                                        (Amounts in thousands)

PARTNERSHIP:
Wood Lake Apartments
   Atlanta, Georgia     $ 7,750   $ 1,206   $10,980    $ 499     $     -      $ 1,206  $11,479     $12,685

Sandspoint Apartments
   Phoenix, Arizona       9,968     2,124    13,158      633         (44)       2,146   13,725      15,871

Greenspoint
   Apartments
   Phoenix, Arizona       8,972     2,165    11,199      324        (153)       2,140   11,395      13,535

Wood Ridge
   Apartments
   Atlanta, Georgia       9,000     1,632    12,321      592           -        1,632   12,913      14,545

Plantation Crossing
   Apartments
   Atlanta, Georgia       5,250     1,062     7,576      368           -        1,062    7,944       9,006

McMillan Place
   Apartments
   Dallas, Texas         12,710     2,399    10,826      509         (11)       2,427   11,296      13,723

Subsidiaries:

Sunrunner Apartments
   St. Petersburg,
   Florida                3,242       634     6,485      497           -          634    6,982       7,616

Misty Woods
   Apartments
   Charlotte,

   North Carolina         5,450       429     6,846      179          (7)         434    7,013       7,447
                        -------   -------   -------    -----     -------      -------  -------     -------

Total                   $62,342   $11,651   $79,391   $3,601     $  (215)     $11,681  $82,747     $94,428
                        =======   =======   =======   ======     =======      =======  =======     =======



     COLUMN                 COLUMN         COLUMN        COLUMN        COLUMN
       A                      F              G             H             I


                           Accumu-                                      Life
                            lated                                     on which
                          Deprecia-                                   Deprecia-
                            tion           Year                        tion is
                            and             of            Date         computed
                         Impairment        Con-           of          in latest
                          of value         struc-        Acqui-      statement of
Description                 (3)            tion          sition       operations
-----------              ----------        -----         ------       ----------



PARTNERSHIP:
Wood Lake Apartments
   Atlanta, Georgia      $ 4,913           1983           12/83       5 - 30 yrs

Sandspoint Apartments
   Phoenix, Arizona        5,603           1986            2/84       6 - 30 yrs

Greenspoint
   Apartments
   Phoenix, Arizona        4,634           1986            2/84       6 - 30 yrs

Wood Ridge
   Apartments
   Atlanta, Georgia        5,431           1982            4/84       6 - 30 yrs

Plantation Crossing
   Apartments
   Atlanta, Georgia        3,334           1980            6/84       6 - 30 yrs

McMillan Place
   Apartments
   Dallas, Texas           4,704           1985            6/85       6 - 30 yrs

Subsidiaries:

Sunrunner Apartments
   St. Petersburg,
   Florida                 3,441           1981            7/84       6 - 30 yrs


Misty Woods
   Apartments
   Charlotte,
   North Carolina          2,834           1986            6/85       6 - 30 yrs
                         -------
Total                    $34,894
                         =======

                                    See accompanying notes.


                                                                   SCHEDULE III


                          CENTURY PROPERTIES FUND XIX
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:

(1) The aggregate cost for Federal income tax purposes is $89,059,000.

(2) Balance, January 1, 1993                                                    $ 137,828,000
    Improvements capitalized subsequent to acquisition                                658,000
    Cost of rental property disposed of                                           (41,050,000)
                                                                                -------------
    Balance, December 31, 1994                                                     97,436,000
    Improvements capitalized subsequent to acquisition                                240,000
    Cost of rental property disposed of                                            (3,570,000)
                                                                                -------------
    Balance, December 31, 1994                                                     94,106,000
    Improvements capitalized subsequent to acquisition                                322,000
                                                                                -------------
    Balance, December 31, 1995                                                  $  94,428,000
                                                                                =============
(3) Balance, January 1, 1993                                                    $  41,635,000
    Additions charged to expense                                                    2,840,000
    Accumulated depreciation on rental property disposed                          (11,012,000)
    Allowance for impairment of value on rental properties disposed of             (3,589,000)
                                                                                -------------
    Balance, December 31, 1993                                                     29,874,000
    Additions charged to expense                                                    2,766,000
    Allowance for impairment of value                                                 500,000
    Accumulated depreciation on rental property disposed                             (990,000)
                                                                                -------------
    Balance, December 31, 1994                                                     32,150,000
    Additions charged to expense                                                    2,744,000
                                                                                -------------
    Balance, December 31, 1995                                                  $  34,894,000
                                                                                =============



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. However, Deloitte's Independent Auditors' Report for the calendar year December 31, 1993 was modified due to the uncertainty regarding the Registrant's ability to continue as a going concern since the Registrant had substantial balloon payments due on Notes in 1994; the financial statements did not include any adjustments that might result from the outcome of this uncertainty. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During calendar year ended 1993 and through April 22, 1994 there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.



                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.

         Neither the Registrant, nor Fox Partners II ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner'), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliated Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

         As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:


                                                           Has served as a
                                                           Director and/or
                                                           Officer of the
                                                           Managing
Name                         Positions Held                General Partner since
----                         --------------                ---------------------
William H. Jarrard, Jr.      President and Director        January 1996

Ronald Uretta                Vice President and            January 1996
                                Treasurer

John K. Lines, Esquire       Vice President,               January 1996
                                Secretary and Director

Thomas R. Shuler             Director                      January 1996

Kelley M. Buechler           Assistant Secretary           January 1996


         William H. Jarrard, Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.

         Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

         John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

         Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994. From January 1983 until March 1991, Mr. Shuler was President of the Management Division of Hall Financial Group, Inc., a property management organization located in Dallas, Texas.

         Kelley M. Buechler, age 38, has been Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

         No family relationships exist among any of the officers or directors of the Managing General Partner.

         Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.



Item 11. Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.

         The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The Managing General Partner directly owns 100 limited partnership units in the Registrant.

         The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1996.

Name and address of                   Amount and nature of
Beneficial Owner                      Beneficial Ownership         % of Class

Insignia NPI, LLC(1)                  24,811.66(2)                  27.8
All directors and
  executive officers as
  a group (5 persons)                  -                            -
-----------
(1) The business address for Insignia NPI, L.L.C. is One Insignia Financial Plaza, Greenville, South Carolina 29602.
(2) Based upon information supplied to the Registrant by Insignia NPI, L.L.C.

         There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.   Certain Relationships and Related Transactions.

       In accordance with the Registrant's partnership agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. On January 1, 1993, Metric Management, Inc., ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity II began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity II commenced providing certain property management services (see Notes 1 and 11). Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                          1995        1994        1993
                                        --------    --------    --------

  Property management fees              $738,000    $557,000    $      -
  Real estate tax reduction fees         66,000            -           -
  Reimbursement of operational expenses:
     Partnership accounting and
       investor services                 148,000     100,000           -
     Professional services                     -      30,000           -
                                        --------    --------    --------

  Total                                 $952,000    $687,000    $      -
                                        ========    ========    ========

  Interest expense                      $      -    $  3,000    $ 57,000
                                        ========    ========    ========


       Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. Approximately $449,000 of insurance premiums, which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995. In addition, a $27,000 fee was accrued to an affiliate of Insignia during 1995 in connection with the refinancing of the Partnership's Misty Woods Apartments property.

         In accordance with the Registrant's partnership agreement, the general partner received a partnership management incentive allocation equal to ten percent of net and taxable income (loss) before gains on property dispositions. The general partner was also allocated its two percent continuing interest in the Partnership's net and taxable income (loss) after the preceding allocation. The general partner is also allocated gain on property dispositions to the extent it is entitled to receive distributions and then 12 percent of remaining gain.

         As a result of its ownership of 24,811.66 limited partnership units, Insignia NPI L.L.C. ("Insignia LLC") could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LLC would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia LLC has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Registrant to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Insignia LLC's right to vote each Unit acquired.


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.

(a)(1)(2)  Consolidated Financial Statements and Financial
           Statement Schedules:

             See "Item 8" of this Form 10-K for Consolidated Financial Statements of the Registrant, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Consolidated Financial Statements and Financial Statement Schedules is included in "Item 8" and incorporated herein by reference.)

(a) (3)    Exhibits:

           2.1  NPI, Inc. Stock Purchase Agreement, dated as of
                August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

           2.2 Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit
                2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia) with the Securities and Exchange Commission on September 1, 1995.

           2.3 Management Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.


           2.4  Limited Liability Company Agreement of Riverside
                Drive L.L.C., dated as of August 17, 1995 incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

           2.5  Master Indemnity Agreement dated as of August 17,
                1995 incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

           3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated September 20, 1983, as amended or June 13, 1989, and as thereafter supplemented contained in the Registrant's Registration

                Statement on Form S-11 (Reg. No. 2-79007)

          10(a) Amended and Restated Note A, made as of September
                1, 1994, by the Registrant in favor of The Travelers Insurance Company ("Travelers") in the principal amount of $10,800,000, incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

            (b) Amended and Restated Note B, made as of September
                1, 1994, by the Registrant in favor of Travelers in the principal amount of $2,138,673.53, incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

            (c) Amended and Restated Deed of Trust, dated as of
                September 1, 1994, between the Registrant and Travelers, incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

            (d) Amended and Restated Note B, made as of September
                1, 1994, between the Registrant and Travelers, incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

            (e) Promissory Note made December 15, 1995, by the
                Registrant in favor of Connecticut General Life Insurance Company ("CIGNA") in the principal amount of $22,000,000 relating to the refinancing of Wood Lake, Wood Ridge and Plantation Crossing.

            (f) Form of Deed to Secure Debt and Security Agreement
                from the Registrant to CIGNA relating to the refinancing of Wood Lake, Wood Ridge and Plantation Crossing.

            (g) First Mortgage Note from the Registrant to Secore
                Financial Corporation ("Secore") relating to the refinancing of Misty Woods Apartments.

            (h) First Mortgage and Security Agreement dated as of
                December 29, 1995, from the Registrant to Secure relating to the refinancing of Misty Woods
                Apartments.

            16. Letter from the Registrant's former Independent
                Auditor dated April 27, 1994, incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)         Reports on Form 8-K:

                None



                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th of March, 1996.

                              CENTURY PROPERTIES FUND XIX

                              By:      FOX PARTNERS II
                                       Its General Partner

                                       By:  FOX CAPITAL MANAGEMENT
                                            CORPORATION, a General Partner


                                            By:/s/ William H. Jarrard, Jr.
                                                   William H. Jarrard, Jr.
                                                   President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name               Title                       Date

/s/ William H. Jarrard, Jr.  President and               March 26, 1996
---------------------------    Director
William H. Jarrard, Jr.

/s/ Ronald Uretta            Principal Financial         March 26, 1996
---------------------------    Officer and Principal
Ronald Uretta                  Accounting Officer

/s/ John K. Lines            Director                    March 26, 1996
---------------------------
John K. Lines



                                 Exhibit Index

Exhibit                                                                     Page

2.1      NPI, Inc. Stock Purchase Agreement                                 (1)

2.2      Partnership Units Purchase Agreement                               (2)

2.3      Management Purchase Agreement                                      (3)

2.4      Limited Liability Company Agreement of                             (4)
         Riverside Drive L.L.C.

2.5      Master Indemnity Agreement                                         (5)

3.4.     Agreement of Limited Partnership                                   (6)

10.1     Amended and Restated Note A, made as of September 1,               (7)
         September 1, 1994, by the Registrant in favor of The Travelers Insurance Company ("Travelers") in the principal amount of
         $10,800,000

10.2     Amended and Restated Note A, made as of September 1,               (7)
         September 1, 1994, by the Registrant in favor of Travelers in the principal amount of $2,138,673.53

10.3     Amended and Restated Deed of Trust, dated as of September          (7)
         1, 1994, between the Registrant and Travelers

10.4     Amended and Restated Note B, made as of September 1, 1994          (7)
         between the Registrant and Travelers

10.5 Promissory Note made December 15, 1995, by the Registrant in favor of Connecticut General Life Insurance Company ("CIGNA") in the principal amount of $22,000,000

10.6 Deed to Secure Debt and Security Agreement from the Registrant to CIGNA

10.7     First Mortgage Note from the Registrant to Secore
         Financial Corporation ("Secore")

10.8 First Mortgage and Security Agreement dated as of December 29, 1995, from the Registrant to Secore

16       Letter from the Registrant's former Independent Auditor
         dated April 27, 1994                                                (8)




-------------------


(1) Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 7, 1995

(2) Incorporated by reference to Exhibt 2.1 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on
September 1, 1995.

(3) Incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(4) Incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on
September 1, 1995.

(5) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(6) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated September 20, 1983, as amended or June 13, 1989 and as thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-79007)

(7) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

(8) Incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.