Form 10QSB
period 1996-03-31
CENTURY PROPERTIES FUND XIX
filed 1996-05-10
CIK 705752

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

                         Commission file number 0-11935



                           CENTURY PROPERTIES FUND XIX
        (Exact name of small business issuer as specified in its charter)


          California                                           94-2887133
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
   Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)


                    Issuer's telephone number (864) 239-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .



                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

 Assets
      Cash and cash equivalents                                         $   3,153
      Other assets and deferred costs                                       2,095
      Investment properties:
        Land                                          $  11,681
        Buildings and related personal property          82,547
                                                         94,228
        Less accumulated depreciation                   (35,063)           59,165

                                                                        $  64,413

 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accrued expenses and other liabilities                            $   1,636
      Mortgage notes payable                                               62,152

 Partners' Capital (Deficit):
      General partners                                $  (8,996)
      Limited partners (89,292 units outstanding)         9,621               625

                                                                        $  64,413

           See Accompanying Notes to Consolidated Financial Statements

b)                         CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                            Three Months Ended
                                                                  March 31,
                                                            1996            1995
Revenues:
    Rental income                                         $ 3,877         $ 3,649
    Other income                                               33              17
          Total revenues                                    3,910           3,666

Expenses:
    Operating                                               1,835           1,731
    Interest                                                1,291           1,577
    Depreciation                                              689             684
    General and administrative                                133              60
          Total expenses                                    3,948           4,052

 Net loss                                                 $   (38)        $  (386)

 Net loss allocated to general partners                   $    (4)        $   (46)
 Net loss allocated to limited partners                       (34)           (340)

 Net loss                                                 $   (38)        $  (386)

 Net loss per limited partnership unit                    $  (.37)        $ (3.81)


           See Accompanying Notes to Consolidated Financial Statements

c)                         CENTURY PROPERTIES FUND XIX

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership     General        Limited
                                   Units        Partners       Partners        Total
Original capital contributions      89,292       $    --      $  89,292      $  89,292

Partners' (deficit) capital
  at December 31, 1995              89,292       $(8,992)     $   9,655      $     663

Net loss for the three
  months ended March 31, 1996           --            (4)           (34)           (38)

Partners' (deficit) capital
  at March 31, 1996                 89,292       $(8,996)     $   9,621      $     625

           See Accompanying Notes to Consolidated Financial Statements

d)                         CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Three Months Ended
                                                                      March 31,
                                                                  1996         1995
 Cash flows from operating activities:
   Net loss                                                     $   (38)     $  (386)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depreciation                                                 689          684
       Amortization                                                  31          103
       Change in accounts:
          Other assets and deferred costs                          (140)        (373)
          Accrued expenses and other liabilities                    323          127

            Net cash provided by operating activities               865          155

 Cash flows from investing activities
    Property improvements and replacements                         (328)         (62)
    Decrease in restricted cash                                      --          104

            Net cash (used in) provided by
                investing activities                               (328)          42

 Cash flows from financing activities
    Mortgage principal repayments                                  (190)         (73)
    Loan costs                                                      (62)          --

            Net cash used in financing activities                  (252)         (73)

 Net increase in cash and cash equivalents                          285          124

 Cash and cash equivalents at beginning of period                 2,868          218

 Cash and cash equivalents at end of period                     $ 3,153      $   342

 Supplemental information:
    Interest paid                                               $ 1,214      $ 1,428


           See Accompanying Notes to Consolidated Financial Statements

e)                         CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Century Properties Fund XIX (the "Partnership") has no employees and is dependent on NPI Equity Investments II, Inc. ("NPI Equity" or "the Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates were charged to expense in 1996 and 1995:

                                                         For the Three Months Ended
                                                                  March 31,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $184,000       $167,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                   74,000         36,000

For the period from January 19, 1996, to March 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Fox Partners II, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners II are Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity pursuant to which NPI Equity was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity became the managing partner of FRI. As a result, NPI Equity indirectly became responsible for the operation and management of the business and affairs of the Registrant.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, a Delaware corporation, all of the issued outstanding common stock of NPI for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy

 Property                                           1996       1995

 Sunrunner Apartments
    St. Petersburg, Florida                          94%         95%

 Misty Woods Apartments
    Charlotte, North Carolina                        95%         98%

 McMillan Place Apartments
    Dallas, Texas                                    95%         97%

 Vinings Peak Apartments
 (formerly Wood Ridge Apartments)
    Atlanta, Georgia                                 97%         94%

 Plantation Crossing
    Atlanta, Georgia                                 94%         96%

 Wood Lake Apartments
    Atlanta, Georgia                                 94%         96%

 Greenspoint Apartments
    Phoenix, Arizona                                 95%         97%

 Sandspoint Apartments
    Phoenix, Arizona                                 96%         95%


Occupancy at Vinings Peak increased 4% over occupancy at March 31, 1995. The Managing General Partner attributes this increase to the increase in rental rates and winter weather in the first quarter of 1995 which made leasing activity unusually slow. Occupancy rebounded to 96% during the quarter ended June 30, 1995.

The partnership's net loss for the three months ended March 31, 1996, was approximately $38,000 versus approximately $386,000 for the same period of 1995. The decrease in the net loss is primarily attributable to an increase in rental revenue and a decrease in interest expense. The increase in rental revenue is primarily the result of increased rental rates. The decrease in interest expense is due to the 1995 refinancing of six of the eight properties' mortgage indebtedness at lower interest rates. Also contributing to the decrease in net loss is an increase in other income due to an increase in interest income due to additional cash balances as a result of the 1995 refinancings. Partially offsetting this decrease in net loss is an increase in general and administrative expense resulting from costs in connection with personnel in Greenville and Atlanta during the transitioning of the Managing General Partner. Also contributing to this increase in expense is additional costs in connection with dissolving the lower tier partnerships pursuant to the terms of the refinancings.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the Partnership had unrestricted cash of $3,153,000 as compared to $342,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of an increase in accrued expenses and other liabilities due to the prepayment of rent and to the timing of payment for outstanding payables. The increase in cash used in investing activities is due to an increase in property replacements which included the purchase of washing machines and dryers for the apartments at Greenspoint. The increase in cash used in financing activities is due to three of the properties having interest only payments prior to the 1995 refinancings.

An affiliate of the Managing General partner has made available to the Registrant a credit line of up to $150,000 per property owned by the Registrant. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of approximately $62,152,000 is amortized over varying periods with required balloon payments ranging from January 1997 to January 2006, at which time the properties will either be refinanced or sold. The Partnership is prohibited from making distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the first quarter of 1996.



                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)       Reports on Form 8-K:

               A Form 8-K dated January 19, 1996, was filed reporting the change in control of the registrant.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.





                                 CENTURY PROPERTIES FUND XIX

                                 By:   FOX PARTNERS
                                       Its General Partner


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       A General Partner



                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director



                                 By:   /s/Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer and
                                       Principal Accounting Officer


                                 Date:  May 10, 1996