Form 10QSB
period 1996-06-30
CENTURY PROPERTIES FUND XIX
filed 1996-08-14
CIK 705752

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                                       or

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




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996

 Assets
      Cash and cash equivalents                                         $   3,234
      Other assets and deferred costs                                       2,046
      Investment properties:
        Land                                          $  11,635
        Buildings and related personal property          82,948
                                                         94,583
        Less accumulated depreciation                   (35,746)           58,837

                                                                        $  64,117

 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accrued expenses and other liabilities                            $   1,794
      Mortgage notes payable                                               61,953


 Partners' Capital (Deficit):
      General partners                                $  (9,026)
      Limited partners                                    9,396               370

                                                                        $  64,117

           See Accompanying Notes to Consolidated Financial Statements


b)                         CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                          June 30,                     June 30,
                                    1996           1995           1996          1995
 Revenues:
   Rental income                  $  3,704       $   3,599     $   7,457      $  7,122
   Other income                        224             152           381           295
          Total revenues          $  3,928       $   3,751     $   7,838      $  7,417
 Expenses:
   Operating                         2,107           1,815         3,942         3,546
   Interest                          1,290           1,580         2,581         3,157
   Depreciation                        700             685         1,389         1,369
   General and administration           86              59           219           119
          Total expenses             4,183           4,139         8,131         8,191

 Net loss before extraordinary
   loss                               (255)           (388)         (293)         (774)
   Extraordinary loss on
    extinguishment of debt              --            (730)           --          (730)

 Net loss                         $   (255)      $  (1,118)    $    (293)     $ (1,504)
 Net loss allocated to general
   partners                       $    (30)      $    (131)    $     (34)     $   (177)
 Net loss allocated to limited
   partners                           (225)           (987)         (259)       (1,327)

 Net loss                         $   (255)      $  (1,118)    $    (293)     $ (1,504)

 Net loss per limited
   partnership unit:
   Net loss before
    extraordinary loss            $  (2.52)      $   (3.84)    $   (2.90)     $  (7.65)
 Extraordinary loss                     --           (7.21)           --         (7.21)

 Net loss per partnership unit    $  (2.52)      $  (11.05)    $   (2.90)     $ (14.86)

           See Accompanying Notes to Consolidated Financial Statements



c)                         CENTURY PROPERTIES FUND XIX

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership     General        Limited
                                   Units        Partners       Partners        Total
Original capital contributions      89,292       $    --      $  89,292      $  89,292

Partners' (deficit) capital
  at December 31, 1995              89,292       $(8,992)     $   9,655      $     663

Net loss for the six
  months ended June 30, 1996            --           (34)          (259)          (293)

Partners' (deficit) capital
  at June 30, 1996                  89,292       $(9,026)     $   9,396      $     370


           See Accompanying Notes to Consolidated Financial Statements

d)                         CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                  1996         1995
 Cash flows from operating activities:
   Net loss                                                    $   (293)    $ (1,504)
   Adjustments to reconcile net loss to cash
     provided by operating activities:
       Depreciation                                               1,389        1,369
       Amortization                                                  62          205
       Extraordinary loss on early extinguishment of debt            --          730
       Change in accounts:
          Other assets and deferred costs                          (108)        (171)
          Accrued expenses and other liabilities                    480          369

            Net cash provided by operating activities             1,530          998

 Cash flows from investing activities
    Property improvements and replacements                         (703)        (152)
    Decrease in restricted cash                                      --          280

            Net cash (used in) provided by
                investing activities                               (703)         128

 Cash flows from financing activities
    Mortgage principal payments                                    (389)     (17,648)
    Loan costs                                                      (72)        (203)
    Costs paid to extinguish debt                                    --         (730)
    Note payable proceeds                                            --       18,810
            Net cash (used in) provided by financing
                activities                                         (461)         229

 Net increase in cash and cash equivalents                          366        1,355

 Cash and cash equivalents at beginning of period                 2,868          218

 Cash and cash equivalents at end of period                    $  3,234    $   1,573

 Supplemental information:
    Interest paid                                              $  2,450    $   3,589

           See Accompanying Notes to Consolidated Financial Statements

e)                         CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

   Century Properties Fund XIX (the "Partnership") has no employees and is dependent on FCMC and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following transactions with Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates were charged to expense in 1996 and 1995:


                                                           For the Six Months Ended
                                                                   June 30,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                            $   363,000    $   368,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                  142,000         77,000

   For the period from January 19, 1996, to June 30, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount

Note B - Transactions with Affiliated Parties - continued

of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

   Fox Partners II, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners II are FCMC, a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.

   Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc., the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transaction, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

Note C - Mortgage Notes Payable

   On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Greenspoint Apartments with a new first mortgage in the amount of $9,000,000, of which $8,810,000 was released at June 30, 1995, and the remaining $190,000 released in the second half of 1995. The loan requires monthly payments of approximately $68,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005, with a balloon payment of approximately $7,974,000. The Partnership incurred closing costs of $138,000 in connection with this refinancing, of which $97,000 was paid during the six months ended June 30, 1995. In connection with the satisfaction of its maturing debt, the Partnership paid a $337,000 exit fee at date of closing, which is included as an extraordinary loss on early extinguishment of debt.

   On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Sandspoint Apartment with a new first mortgage in the amount of $10,000,000.
The loan requires monthly payments of approximately $76,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005, with a balloon payment of approximately $8,859,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. The Partnership incurred closing costs of $150,000 in connection with this refinancing, of which $106,000 was paid during the six months ended June 30, 1995. In connection with the satisfaction of its maturing debt, the Partnership paid a $393,000 exit fee at date of closing, which is included as an extraordinary loss on early extinguishment of debt.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Sunrunner Apartments
    St. Petersburg, Florida                          94%         96%

 Misty Woods Apartments
    Charlotte, North Carolina                        95%         97%

 McMillan Place Apartments
    Dallas, Texas                                    95%         97%

 Vinings Peak Apartments
 (formerly Wood Ridge Apartments)
    Atlanta, Georgia                                 96%         94%

 Plantation Crossing
    Atlanta, Georgia                                 96%         96%

 Wood Lake Apartments
    Atlanta, Georgia                                 93%         96%

 Greenspoint Apartments
    Phoenix, Arizona                                 93%         96%

 Sandspoint Apartments
    Phoenix, Arizona                                 95%         95%


   The Partnership's net loss for the three and six month periods ended June 30, 1996, was approximately $255,000 and $293,000 versus net losses of approximately $1,118,000 and $1,504,000 for the corresponding periods of 1995. The decrease in the net loss is primarily attributable to an increase in revenues in 1996 and the recognition in 1995 of an extraordinary loss on early extinguishment of debt. The increase in revenues is mostly due to increases in rental rates at the properties. The Partnership also had a decrease in interest expense due to several of the properties being refinanced in the latter part of
1995 at lower interest rates.   The decrease in interest expense is offset by
increases in both operating expense and general and administrative expenses.
The increase in operating expense was caused by increases in expenses intended to raise occupancy levels at some of the properties, as well as expenses to enhance the appearance and appeal of the properties. General and administrative expenses increased due to the Partnership incurring costs related to the transition of the Managing General Partner in 1996. Finally, on May 10, 1996, there was a fire at Greenspoint Apartments which damaged twelve units. These units are expected to be out of service until the first of October 1996. The damage, less a $10,000 deductible, and rent loss are covered by insurance. As of July 8, 1996, the Partnership had received approximately $73,000 in proceeds related to the repair work. The rent loss proceeds should be paid once the amount can be accurately determined.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   At June 30, 1996, the Partnership had unrestricted cash of approximately $3,234,000 as compared to approximately $1,573,000 at June 30, 1995. Net cash provided by operations increased due to an increase in accrued expenses and a decrease in other assets and deferred costs. Cash used in investing activities increased due to an increase in spending on property improvements and replacements. Net cash used in financing activities increased due to the refinancing proceeds received in 1995. In 1995, the payoffs of the previous mortgages on the refinanced properties were less than the proceeds from the refinancing of the properties.

   An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $61,953,000 is amortized over varying periods with required balloon payments ranging from January 1997 to January 2006, at which time the properties will either be refinanced or sold. The Managing General Partner expects to be able to refinance the mortgage indebtedness that matures in January 1997, with no financial statement gain or loss. The Partnership is prohibited from making distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the six months ended June 30, 1996. At this time, it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital.

                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a)       Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b) Reports on Form 8-K: None filed during the quarter ended June 30, 1996.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.





                                 CENTURY PROPERTIES FUND XIX

                                 By:   FOX PARTNERS II
                                       Its General Partner


                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       Managing General Partner



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


                                 Date: August 14, 1996