Form 10QSB
period 1996-09-30
CENTURY PROPERTIES FUND XIX
filed 1996-11-07
CIK 705752

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


              For the quarterly period ended September 30, 1996

                                      or

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

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                          CENTURY PROPERTIES FUND XIX

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1996

Assets
  Cash and cash equivalents                                            $    3,206
  Other assets and deferred costs                                           2,274
  Investment properties:
    Land                                             $  11,635
    Buildings and related personal property             83,155
                                                        94,790
    Less accumulated depreciation                      (36,432)            58,358
                                                                       $   63,838

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accrued expenses and other liabilities                               $    2,166
  Mortgage notes payable                                                   61,742

Partners' Capital (Deficit):
  General partners                                   $   (9,079)
  Limited partners (89,292 units issued
    and outstanding)                                      9,009               (70)
                                                                       $   63,838

            See Accompanying Notes to Consolidated Financial Statements

b)                           CENTURY PROPERTIES FUND XIX

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                      1996         1995         1996        1995
Revenues:
  Rental income                   $   3,769    $   3,618   $   11,226    $ 10,740
  Other income                          203          180          584         475
    Total revenues                    3,972    $   3,798       11,810    $ 11,215
Expenses:
  Operating                           2,319        2,077        6,261       5,623
  Interest                            1,285        1,377        3,866       4,534
  Depreciation                          687          684        2,076       2,053
  General and administrative            121           90          340         209
    Total expenses                    4,412        4,228       12,543      12,419

Net loss before extraordinary
  loss                                 (440)        (430)        (733)     (1,204)
  Extraordinary loss on
    extinguishment of debt               --           --           --        (730)
Net loss                          $    (440)   $    (430)  $     (733)   $ (1,934)

Net loss allocated to general
  partners                        $     (53)   $     (51)  $      (87)   $   (228)
Net loss allocated to limited
  partners                             (387)        (379)        (646)     (1,706)
Net loss                          $    (440)   $    (430)  $     (733)   $ (1,934)

Net loss per limited
  partnership unit:
  Net loss before
    extraordinary loss            $   (4.34)   $   (4.24)  $    (7.23)   $ (11.90)
  Extraordinary loss                     --           --           --       (7.21)
Net loss per limited
 partnership unit                 $   (4.34)   $   (4.24)  $    (7.23)   $ (19.11)

             See Accompanying Notes to Consolidated Financial Statements

c)                           CENTURY PROPERTIES FUND XIX

                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Limited
                                  Partnership    General      Limited
                                      Units      Partners     Partners      Total
Original capital contributions      89,292       $    --     $  89,292    $  89,292

Partners' (deficit) capital
 at December 31, 1995               89,292       $(8,992)    $   9,655    $     663

Net loss for the nine months
 ended September 30, 1996               --           (87)         (646)        (733)

Partners' (deficit) capital
 at September 30, 1996              89,292      $ (9,079)    $   9,009    $     (70)

             See Accompanying Notes to Consolidated Financial Statements

d)                           CENTURY PROPERTIES FUND XIX

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                1996          1995
Cash flows from operating activities:
 Net loss                                                    $    (733)    $ (1,934)
 Adjustments to reconcile net loss to cash
   provided by operating activities:
     Depreciation                                                2,076        2,053
     Amortization                                                   92          256
     Extraordinary loss on early extinguishment of debt             --          730
     Change in accounts:
       Other assets and deferred costs                            (358)        (508)
       Accrued expenses and other liabilities                      874          553

         Net cash provided by operating activities               1,951        1,150

Cash flows from investing activities:
  Property improvements and replacements                          (911)        (208)
  Decrease in restricted cash                                       --           86

         Net cash used in investing activities                    (911)        (122)

Cash flows from financing activities:
  Mortgage principal payments                                     (600)     (17,501)
  Loan costs                                                      (102)        (255)
  Notes payable principal payments                                  --         (246)
  Costs paid to extinguish debt                                     --         (730)
  Note payable proceeds                                             --       18,810
         Net cash (used in) provided by financing
            activities                                            (702)          78

Net increase in cash and cash equivalents                          338        1,106

Cash and cash equivalents at beginning of period                 2,868          218

Cash and cash equivalents at end of period                   $   3,206    $   1,324

Supplemental information:
  Interest paid                                              $   3,698    $   4,869

          See Accompanying Notes to Consolidated Financial Statements

e)
                             CENTURY PROPERTIES XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

  Century Properties Fund XIX (the "Partnership") has no employees and is dependent on FCMC and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

  Fox Partners II, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners II are FCMC, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.

  Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc.("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

  The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                       For the Nine Months Ended
                                                              September 30,
                                                           1996            1995
Property management fees (included in operating
  expenses)                                             $  552,000     $  551,000
Reimbursement for services of affiliates (included
  in general and administrative expenses)               $  157,000        108,000

  For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

During the nine month period ended September 30, 1995, an affiliate of NPI was paid a $9,000 fee relating to a successful real estate tax appeal on the Partnership's Sandspoint Apartments property. This fee is included in operating expenses.

NOTE C - MORTGAGE NOTES PAYABLE

  On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Greenspoint Apartments with a new first mortgage in the amount of $9,000,000, of which $8,810,000 was released at June 30, 1995, and the remaining $190,000 released pending satisfaction of certain conditions as set by the lender. These funds were released in November 1995. The loan requires monthly payments of approximately $68,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005, with a balloon payment of approximately $7,974,000. The Partnership incurred closing costs of $138,000 in connection with this refinancing. In connection with the satisfaction of its maturing debt, the Partnership paid a $337,000 exit fee at date of closing, which is included as an extraordinary loss on early extinguishment of debt.

  On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Sandspoint Apartments with a new first mortgage in the amount of $10,000,000. The loan requires monthly payments of approximately $76,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005, with a balloon payment of approximately $8,859,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. The Partnership incurred closing costs of $150,000 in connection with this refinancing. In connection with the satisfaction of its maturing debt, the Partnership paid a $393,000 exit fee at date of closing, which is included as an extraordinary loss on early extinguishment of debt.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
Property                                          1996         1995
Sunrunner Apartments
  St. Petersburg, Florida                          94%         95%

Misty Woods Apartments
  Charlotte, North Carolina                        95%         97%

McMillan Place Apartments
  Dallas, Texas                                    95%         97%

Vinings Peak Apartments
(formerly Wood Ridge Apartments)
  Atlanta, Georgia                                 96%         95%

Plantation Crossing
  Atlanta, Georgia                                 95%         95%

Wood Lake Apartments
  Atlanta, Georgia                                 93%         97%

Greenspoint Apartments
  Phoenix, Arizona                                 93%         96%

Sandspoint Apartments
  Phoenix, Arizona                                 95%         96%

  The Partnership's net loss for the three and nine month periods ended September 30, 1996, was approximately $440,000 and $733,000 versus net losses of approximately $430,000 and $1,934,000 for the corresponding periods of 1995.
The decrease in the net loss for the nine month period ended September 30, 1996, versus the same period in 1995, is primarily attributable to an increase in revenues in 1996 and the recognition in 1995 of an extraordinary loss on early extinguishment of debt. The increase in net loss for the three month period ended September 30, 1996, versus the same period of 1995, is primarily due to increases in real estate tax assessments at the Partnership's three Atlanta properties. These assessments are under appeal. Both revenues and expenses before extraordinary gain increased during the three months ended September 30, 1996, versus the same periods of 1995. The increase in revenues is mostly due to increases in rental rates at the properties. Although the Partnership had a decrease in interest expense due to several of the properties being refinanced in the latter part of 1995 at lower interest rates, this decrease was more than offset by increases in both operating and general and administrative expenses. The increase in operating expense was caused by increases in expenses intended to enhance the appearance and appeal of the properties such as additional landscaping, exterior painting and gutter replacements. General and administrative expenses increased due to the cost reimbursement increases. As noted in "Item 1, Note B - Transactions with Affiliated Parties," the Partnership reimburses the Managing General Partner and its affiliates for its costs involved in the management and administration of all partnership activities. While overall expense reimbursements have increased during the three and nine month periods ended September 30, 1996, the recurring expenses subsequent to the transition efforts to the new administration are expected to more closely approximate historical levels. The increase in expense reimbursements during the three and nine month periods ended September 30, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. Finally, on May 10, 1996, there was a fire at Greenspoint Apartments which damaged twelve units. These units are expected to be out of service until December 1996. The damage, net of a $10,000 deductible, and rent loss are covered by insurance. As of September 30, 1996, the Partnership had received approximately $127,000 in proceeds which included funds for repair work and rent loss through the end of September.

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

  At September 30, 1996, the Partnership had unrestricted cash of approximately $3,206,000 as compared to approximately $1,324,000 at September 30, 1995. Net cash provided by operations increased due to an increase in accrued expenses and a decrease in other assets and deferred costs. Cash used in investing activities increased due to an increase in property improvements and replacements. Net cash used in financing activities increased due to the refinancing proceeds received in 1995 (see "Note C"). In 1995, the payoffs of the previous mortgages on the refinanced properties were less than the proceeds from the refinancing of the properties.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $61,742,000 is amortized over varying periods with required balloon payments ranging from January 1997 to January 2006, at which time the properties will either be refinanced or sold. The Managing General Partner expects to be able to refinance the mortgage indebtedness encumbering Sunrunner Apartments which matures in January 1997. The amount of the balloon payment due at maturity is $3,169,000. The Partnership is prohibited from making distributions from operations until the mortgages encumbering McMillan Place Apartments (combined balance of $12,543,000 at September 30, 1996) are satisfied. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the nine months ended September 30, 1996.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)        Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.


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


                           Date: November 7, 1996