Form 10KSB
period 1996-12-31
CENTURY PROPERTIES FUND XIX
filed 1997-03-06
CIK 705752

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-11935

                          CENTURY PROPERTIES FUND XIX

     California                                          94-2887133
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                  One Insignia Financial Plaza, P.O. Box 1089
                        Greenville, South Carolina, 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

                                      None


         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. X

State issuer's revenues for its most recent fiscal year.  $15,747,000

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                               See Exhibit Index

                                     PART I

Item 1. Description of Business

Century Properties Fund XIX (the "Registrant") was organized in August 1982, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners II, a California general partnership, is the general partner of the Registrant. The general partners of Fox Partners II are Fox Capital Management Corporation (the "Managing General Partner"), a California Management Corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.

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

Beginning in September 1983 through October 1984, the Registrant offered $90,000,000 in Limited Partnership Units and sold units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired in seven states. The Registrant's acquisition activities were completed in June 1985 and since then the principal activity of the Registrant has been managing its portfolio. One property was sold in each of the years, 1988, 1992, 1993, and 1994. In addition one property was foreclosed on in 1993. See "Item 2, Properties" for a description of the Registrant's properties.

The Registrant is involved in only one industry segment, as described above.
The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

Both the income and the expenses of operating the properties which are owned by the Registrant are subject to factors outside of the Registrant's control, such as oversupply of similar rental facilities as a result of overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability of marketability of such property. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other, federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

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

At this time it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the general partners' strategy as set forth in "Item 6, Management's Discussion and Analysis or Plan of Operation" as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, some or all of the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain financing, refinancing or debt modification as required.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by the Managing General Partner and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Managing General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

The real estate business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in this industry. The Registrant's properties are subject to competition from similar properties in the vicinity in which the properties are located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

On January 19, 1996, IFGP Corporation, an affiliate of Insignia, acquired for $1,000,000 all of the issued and outstanding shares of capital stock of National Property Investors, Inc. ("NPI"). NPI is the sole shareholder of the NPI Equity Investments II, Inc., the managing general partner of FRI, and the entity which controlled the Managing General Partner. In June 1996, IFGP Corporation purchased all of issued and outstanding shares of capital stock of the Managing General Partner.

On January 19, 1996, an affiliate of Insignia purchased from DeForest I all of its interest in the Registrant. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 24,811.66 limited partnership units or approximately 28% of the total limited partnership units of the Registrant. (See "Item 11, Security Ownership of Certain Beneficial Owners and Management.")


Item 2.  Description of Properties:

The following table sets forth the Partnership's investments in properties:


                                  Date of
Property                         Purchase      Type of Ownership          Use
Wood Lake Apartments               12/83   Fee ownership subject to     Apartment
 Atlanta, Georgia                           first mortgage              220 units
Greenspoint Apartments             02/84   Fee ownership subject to     Apartment
 Phoenix, Arizona                           first mortgage              336 units
Sandspoint Apartments              02/84   Fee ownership subject to     Apartment
 Phoenix, Arizona                           first mortgage              432 units
Wood Ridge Apartments              04/84   Fee ownership subject to     Apartment
 Atlanta, Georgia                           first mortgage              280 units
Plantation Crossing Apartments     06/84   Fee ownership subject to     Apartment
 Atlanta, Georgia                           first mortgage              180 units
Sunrunner Apartments               07/84   Fee ownership subject to     Apartment
 St. Petersburg, Florida                    first mortgage              200 units
McMillan Place Apartments          06/85   Fee ownership subject to     Apartment
 Dallas, Texas                              first and second mortgages  402 units
Misty Woods Apartments             06/85   Fee ownership subject to     Apartment
 Charlotte, North Carolina                  first mortgage              228 units


Schedule of Properties:
(amounts in thousands)


                      Carrying  Accumulated                       Federal
Property               Value    Depreciation   Rate    Method    Tax Basis


Wood Lake            $12,798     $ 5,299     5-30 yrs   S/L      $ 3,856
Greenspoint           13,790       5,007     6-30 yrs   S/L        3,478
Sandspoint            16,043       6,058     6-30 yrs   S/L        3,779
Wood Ridge            14,734       5,875     6-30 yrs   S/L        4,609
Plantation Crossing    9,055       3,614     6-30 yrs   S/L        2,879
Sunrunner              7,264       3,160     6-30 yrs   S/L        2,385
McMillan Place        13,773       5,072     6-30 yrs   S/L        5,693
Misty Woods            7,552       3,061     6-30 yrs   S/L        2,534
                     $95,009     $37,146                         $29,213


See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:
(dollar amounts in thousands)

                        Monthly                        Principal   Principal
                        Payment     Stated              Balance   Balance At
                       Including   Interest  Maturity   Due At   December 31,
Property               Interest      Rate      Date    Maturity      1996

Wood Lake                 $ 57      7.50%    01/01/03  $ 6,793     $ 7,649
Greenspoint                 68      8.33%    05/15/05    7,988       8,900
Sandspoint                  76      8.33%    05/15/05    8,874       9,887
Wood Ridge                  67      7.50%    01/01/03    7,888       8,883
Plantation Crossing         39      7.50%    01/01/03    4,602       5,182
Sunrunner                   20      7.33%    11/01/03    3,250       3,250
McMillan Place
   1st Mortgage             89      8.25%    01/20/97   10,370      10,370
   2nd Mortgage             --      8.25%    01/20/97    2,140       2,140
Misty Woods                 40      7.88%    01/01/06    4,769       5,407
                          $456                         $56,674     $61,668


Schedule of Rental Rates and Occupancy:

                                     Average Annual             Average
                                      Rental Rates             Occupancy
Property                           1996          1995        1996     1995

Wood Lake                     $ 8,968/unit  $ 8,370/unit     94%      96%
Greenspoint                     7,686/unit    7,178/unit     92%      96%
Sandspoint                      6,455/unit    6,149/unit     95%      96%
Wood Ridge                      8,289/unit    7,799/unit     95%      95%
Plantation Crossing             8,028/unit    7,664/unit     94%      96%
Sunrunner                       6,116/unit    5,849/unit     94%      95%
McMillan Place                  5,942/unit    5,614/unit     94%      97%
Misty Woods                     6,281/unit    5,931/unit     94%      97%


The Managing General Partner attributes the decrease in occupancy at Greenspoint Apartments and Misty Woods Apartments to soft markets in their respective areas which have resulted from overbuilding and new construction of similar complexes. The Managing General Partner attributes the decrease in occupancy at McMillan Place Apartments to deferred maintenance needs at the property. (See "Item 6, Management's Discussion and Analysis or Plan of Operation.")

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual tenant leases 10% or more of the available space.

Real estate taxes and rates in 1996 for each property were:
(dollar amounts in thousands)

                                    1996          1996
                                   Billing        Rate

Wood Lake                           $123          3.27%
Greenspoint                          100          1.30%
Sandspoint                           133          1.51%
Wood Ridge                           169          3.27%
Plantation Crossing                   65          3.52%
Sunrunner                            123          2.46%
McMillan Place                       251          2.59%
Misty Woods                           92          1.37%

Item 3. Legal Proceedings

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

During the year ended December 31, 1996, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                      PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 89,292 Limited Partnership Units aggregating $89,292,000. The Partnership currently has 89,292 units outstanding and 6,706 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

The Partnership is prohibited from making distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the year ended December 31, 1996.

Item 6. Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was approximately $962,000 versus a net loss of approximately $3,683,000 for the year ended December 31, 1995 (See "Note C" of the Financial Statements for a reconciliation of these amounts to the Partnership's federal taxable loss). The decrease in net loss for the year ended December 31, 1996, versus the same period in 1995, is primarily attributable to an increase in revenues in 1996 and the recognition in 1995 of an extraordinary loss on early extinguishment of debt. The increase in revenues is due to increases in rental rates at all of the properties which was partially offset by an overall decrease in occupancy. As noted below the Partnership refinanced its mortgage on Sunrunner Apartments in 1996 and its mortgages on Misty Woods Apartments, Wood Ridge Apartments, Woodlake Apartments, Plantation Crossing Apartments, Greenspoint Apartments and Sandspoint Apartments in 1995. In connection with the refinancings in 1995, the Partnership recognized an extraordinary loss on the early extinguishment of debt of $1,636,000, consisting of the write-off of unamortized deferred financing costs, prepayment penalties and exit fees. The 1996 refinancing recorded an extraordinary loss on the early extinguishment of debt of $14,000 due to prepayment penalties.

Also contributing to the decrease in net loss in 1996 was the decrease in interest expense which was partially offset by increases in operating expenses and general and administrative expenses. Interest expense decreased for the year ended December 31, 1996, as compared to the same period of 1995 due to the refinancings that occurred in 1995 and 1996 which had lower interest rates than the previous mortgages. The increase in operating expense was due to increases in maintenance expenses intended to enhance the appearance and appeal of the properties. Included in maintenance expense is approximately $838,000 of major repairs and maintenance comprised of landscaping, exterior painting, gutter replacements, tennis court renovations, wood replacement and parking lot refurbishment. General and administrative expenses increased due to an increase in expense reimbursements. The increase in expense reimbursements during the year ended December 31, 1996, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $3,419,000 as compared to approximately $2,868,000 at December 31, 1995. Net cash provided by operating activities increased due to the decrease in net loss as discussed above, an increase in accrued expenses and other liabilities and a decrease in other assets and deferred costs. Cash used in investing activities increased due to an increase in property improvements and replacements. Net cash used in financing activities increased due to the net refinancing proceeds received in 1995. In 1995, the payoffs of the previous mortgages on the refinanced properties were less than the proceeds from the refinancing of the properties.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

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

On November 1, 1996, the Partnership refinanced the mortgage on its Sunrunner Apartments with a new first mortgage in the amount of $3,250,000. The loan requires monthly payments of approximately $20,000 at a rate of 7.33% and matures November 1, 2003. The Partnership incurred closing costs and fees of $114,000. In connection with the Sunrunner refinancing, the Partnership recognized an extraordinary loss on extinguishment of debt of $14,000, consisting of a prepayment penalty. In connection with the refinancing, the property was conveyed from a wholly-owned subsidiary, Century Sunrunner 19, L.P., back to the Partnership.

On December 29, 1995, the Partnership refinanced the mortgage that encumbered its Misty Woods Apartments property with a new first mortgage in the amount of $5,450,000. The loan requires monthly payments of approximately $40,000 at 7.8% interest and matures on January 1, 2006, with a balloon payment of approximately $4,863,000. The loan may not be prepaid without penalty. The Partnership incurred closing costs and fees of $177,000 in connection with the refinancing, of which $95,000 was paid in 1995. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Misty Woods Apartments to a newly formed, wholly-owned subsidiary, Misty Woods CPF 19, L.P.

On December 15, 1995, the Partnership refinanced the mortgages that encumbered their Wood Ridge, Wood Lake and Plantation Crossing Apartments properties. The new $22,000,000 loan (allocated $9,000,000, $7,750,000 and $5,250,000, respectively) requires total monthly payments of approximately $163,000 at 7.5% interest and is being amortized over 25 years. The loan matures on January 1, 2003, with a balloon payment of approximately $19,283,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. In connection with the refinancings, each of these properties was conveyed from a wholly-owned subsidiary, Century Woods 19, L.P., back to the Partnership. The Partnership incurred closing costs and fees of $346,000 in connection with this refinancing.

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

The mortgages secured by McMillan Place Apartments, in the amount of $12,510,000, are in default as of January 20, 1997, due to non-payment upon maturity. The Managing General Partner is currently negotiating a three year extension for the mortgages with the lender, but no assurance can be given that such extensions will be granted. If extensions are not granted the property may be lost in foreclosure. The Managing General Partner continues to make the monthly mortgage payments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $61,668,000 is amortized over varying periods with required balloon payments ranging from January 1997 to January 2006, at which time the properties will either be refinanced, foreclosed or sold. The Partnership is prohibited from making distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. No cash distributions were paid in 1995 or during the year ended December 31, 1996.


ITEM 7.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS


      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 1996

      Consolidated Statements of Operations - Years ended December 31, 1996 and
        1995

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31,1996 and 1995

      Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
        1995

      Notes to Consolidated Financial Statements






                          Independent Auditors' Report



To the Partners
Century Properties Fund XIX
Greenville, South Carolina


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX (a limited partnership) (the "Partnership") and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX and its subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                    /s/ Imowitz Koenig & Co., LLP


New York, N.Y.
February 18, 1997


                          CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                         (in thousands except unit data)

                               December 31, 1996


Assets
  Cash and cash equivalents                                   $ 3,419
  Other assets and deferred costs                               1,958
  Investment properties (Note B and E)
     Land                                        $ 11,635
     Buildings and related personal property       83,374
                                                   95,009
     Less accumulated depreciation                (37,146)     57,863
                                                              $63,240

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accrued expenses and other liabilities                      $ 1,871
  Mortgage notes payable (Notes B)                             61,668

Partners' Capital (Deficit)
  General partners                               $ (9,106)
  Limited partners (89,292 units issued
     and outstanding)                               8,807        (299)
                                                              $63,240

          See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands except unit data)


                                                Years Ended December 31,
                                                   1996         1995
Revenues:
  Rental income                                  $ 14,971    $ 14,454
  Other income                                        776         625
                                                   15,747      15,079
Expenses:
  Operating                                         8,460       8,105
  Interest                                          5,143       6,001
  Depreciation                                      2,790       2,744
  General and administrative                          302         276
                                                   16,695      17,126

   Loss before extraordinary item                    (948)     (2,047)

Extraordinary item - loss on early
  extinguishment of debt (Note B)                     (14)     (1,636)

   Net loss (Note C)                             $   (962)   $ (3,683)

Net loss allocated to general partners           $   (114)   $   (434)
Net loss allocated to limited partners               (848)     (3,249)
   Net loss                                      $   (962)   $ (3,683)

Net loss per limited partnership unit:
  Loss before extraordinary item                 $  (9.36)   $ (20.23)
  Extraordinary item                                 (.14)     (16.16)
   Net loss                                      $  (9.50)   $ (36.39)

          See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XIX

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands except unit data)


                                  Limited
                                Partnership   General    Limited
                                   Units     Partners    Partners    Total

Original Capital contributions    89,292     $     --    $ 89,292   $89,292

Partners' capital (deficit) at
December 31, 1994                 89,292     $ (8,558)   $ 12,904   $ 4,346

Net loss for the year ended
December 31,1995                                 (434)     (3,249)   (3,683)

Partners' capital (deficit) at
December 31, 1995                 89,292       (8,992)      9,655       663

Net loss for the year ended
ended December 31, 1996                          (114)       (848)     (962)

Partners' capital (deficit) at
December 31, 1996                 89,292     $ (9,106)   $  8,807   $  (299)


          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands except unit data)


                                                  Years Ended December 31,
                                                      1996        1995
Cash flows from operating activities:
  Net loss                                        $   (962)   $ (3,683)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                   2,914       3,048
     Extraordinary item - loss on early
       extinguishment of debt                           14       1,636
     Change in accounts:
       Other assets and deferred costs                  20         (72)
       Accrued expenses and other liabilities          579          97

          Net cash provided by
            operating activities                     2,565       1,026

Cash flows from investing activities:
  Property improvements and replacements            (1,130)       (322)
  Decrease in restricted cash                           --         787

          Net cash (used in) provided by
            investing activities                    (1,130)        465

Cash flows from financing activities:
  Payments on mortgage notes payable                  (747)       (364)
  Repayment of mortgage notes payable               (3,177)    (42,807)
  Proceeds from long-term borrowings                 3,250      46,450
  Loan costs                                          (196)       (729)
  Cost paid to extinguish debt                         (14)     (1,391)
          Net cash (used in) provided by
            financing activities                      (884)      1,159

Net increase in cash and cash equivalents              551       2,650

Cash and cash equivalents at beginning of year       2,868         218

Cash and cash equivalents at end of year          $  3,419     $ 2,868

Supplemental disclosure of cash flow information:
  Cash paid for interest                          $  4,653     $ 5,662


        See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XIX

                   Notes to Consolidated Financial Statements

                               December 31, 1996


Note A - Organization and Significant Accounting Policies

Organization:

Century Properties Fund XIX (the "Partnership") is a California limited partnership organized in August 1982, to acquire and operate and ultimately sell residential apartment complexes. As of December 31, 1996, the Partnership operates eight residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC.

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

In October 1994, DeForest Ventures I L.P. ("DeForest I") made a tender offer for limited partnership interests in the partnership, as well as eleven affiliated limited partnerships. DeForest Ventures II, L.P. ("DeForest II") made tender offers for limited partnership interests in seven affiliated limited partnerships. Shareholders who controlled DeForest Capital I Corporation, the sole general partner of DeForest I, also controlled NPI, Inc. As of December 31, 1996, DeForest I had acquired approximately 28% of total limited partnership units of the Partnership.

On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates.

Principles of Consolidation:

The financial statements include all the accounts of the Partnership and its wholly owned Partnerships. All significant interpartnership balances have been eliminated.

Distributions:

Cash distributions have been suspended since 1987. As specified in the modification of the existing mortgages encumbering McMillan Place Apartments, the Partnership is prohibited from making any distributions except from sales or refinancing of its properties, until the mortgages encumbering McMillan Place Apartments is satisfied.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and five to seven years for furnishings.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Managing General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. During 1996, the properties offered various concessions including reduced rent for the first month, variable move-in allowances, and reduced security deposits. Concessions are charged to expense as incurred.

Tenant Security Deposits:

The Partnership requires security deposits from all apartment lessees for the duration of the lease and such deposits are included in other assets. Deposits are refunded when the tenant vacates the apartment, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs:

Loan costs of approximately $1,014,000 are included in "Other assets and deferred costs" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1996, accumulated amortization is approximately $154,000. Amortization of loan costs is included in interest expense.

Investment Properties:

In 1995 the Partnership adopted "FASB Statement No. 121," Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Fair Value:

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note B).

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $263,000 and $238,000 for the years ended December 31, 1996 and 1995, respectively.


Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                        Monthly                      Principal     Principal
                        Payment   Stated              Balance     Balance At
                       Including Interest  Maturity    Due At    December 31,
Property               Interest    Rate      Date     Maturity       1996

Wood Lake                  $ 57     7.50%  01/01/03  $ 6,793       $ 7,649
Greenspoint Apartments      68      8.33%  05/15/05    7,988         8,900
Sandspoint Apartments        76     8.33%  05/15/05    8,874         9,887
Wood Ridge Apartments        67     7.50%  01/01/03    7,888         8,883
Plantation Crossing          39     7.50%  01/01/03    4,602         5,182
Sunrunner                    20     7.33%  11/01/03    3,250         3,250
McMillan Place
   1st Mortgage             89      8.25%  01/20/97   10,370        10,370
   2nd Mortgage             --      8.25%  01/20/97    2,140         2,140
Misty Woods Apartments      40      7.88%  01/01/06    4,769         5,407
                          $456                       $56,674       $61,668


On November 1, 1996, the Partnership refinanced the mortgage on its Sunrunner Apartments with a new first mortgage in the amount of $3,250,000. The loan requires monthly payments of approximately $20,000 at a rate of 7.33% and matures November 1, 2003. The Partnership incurred closing costs and fees of $114,000. In connection with the Sunrunner refinancing, the Partnership recognized an extraordinary loss on extinguishment of debt of $14,000, consisting primarily of a prepayment penalty. In connection with the refinancing, the property was conveyed from a wholly-owned subsidiary, Century Sunrunner 19, L.P., back to the Partnership.

On December 29, 1995, the Partnership refinanced the mortgage that encumbered its Misty Woods Apartments property with a new first mortgage in the amount of $5,450,000. The loan requires monthly payments of approximately $40,000 at 7.88% interest and matures on January 1, 2006, with a balloon payment of approximately $4,769,000. The loan may not be prepaid without penalty. The Partnership incurred closing costs and fees of $177,000 in connection with the refinancing, of which $95,000 was paid in 1995. In connection with the refinancing, the Partnership was required to transfer all the assets and liabilities of Misty Woods Apartments to a newly formed, wholly-owned subsidiary, Misty Woods CPF 19, L.P.

On December 15, 1995, the Partnership refinanced the mortgages that encumbered their Wood Ridge, Wood Lake and Plantation Crossing Apartments properties. The new $22,000,000 loan (allocated $9,000,000, $7,750,000 and $5,250,000, respectively) requires total monthly payments of approximately $163,000 at 7.5% interest and is being amortized over 25 years. The loan matures on January 1, 2003, with a balloon payment of approximately $4,602,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. In connection with the refinancings, each of these properties was conveyed from a wholly-owned subsidiary, Century Woods 19, L.P., back to the Partnership. The Partnership incurred closing costs and fees of $346,000 in connection with this refinancing.

On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Greenspoint Apartments with a new first mortgage in the amount of $9,000,000. The loan requires monthly payments of approximately $68,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005, with a balloon payment of approximately $7,988,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. In connection with the refinancing, the property was conveyed from a wholly-owned subsidiary, SGP Properties, L.P., back to the partnership. The partnership incurred closing costs of $138,000 in connection with the refinancing.

On June 29, 1995, the Partnership replaced its maturing mortgage encumbering Sandspoint Apartment with a new first mortgage in the amount of $10,000,000. The loan requires monthly payments of approximately $76,000 at 8.33% interest and is being amortized over 30 years. The loan matures on May 15, 2005, with a balloon payment of approximately $8,874,000. A premium is to be calculated under the terms of the mortgage if the loan is prepaid. In connection with the refinancing, the property was conveyed from a wholly-owned subsidiary, SGP Properties, L.P., back to the partnership. The Partnership incurred closing costs of $150,000 in connection with the refinancing.

In connection with the 1995 refinancings, the Partnership recognized an extraordinary loss on extinguishment of debt of $1,636,000, consisting of the write-off of unamortized deferred financing costs, prepayment premiums and exit fees.

The mortgages secured by McMillan Place Apartments, in the amount of $12,510,000, are in default as of January 20, 1997, due to non-payment upon maturity. The Managing General Partner is currently negotiating a three year extension for the mortgages with the lender, but no assurance can be given that such extensions will be granted. If extensions are not granted the property may be lost in foreclosure. The Managing General Partner continues to make the monthly mortgage payments.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity.

The estimated fair value of the Partnership's aggregate debt is approximately $61,668,000. This estimate is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1996 are as follows (in thousands):


                 1997                  $13,060
                 1998                      595
                 1999                      643
                 2000                      695
                 2001                      751
              Thereafter                45,924
                                       $61,668


Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) depreciation over different methods and lives and on differing cost bases, (2) change in rental income received in advance, and (3) bad debt allowances. The following is a reconciliation of reported net loss and Federal taxable loss (in thousands except unit data):


                                             1996           1995

Net loss as reported                     $  (962)        $(3,683)
Add (deduct):
  Depreciation differences                  (709)           (948)
  Construction period interest
    and taxes                                  9               3
  Miscellaneous                               (8)            (27)
  Prepaid Rent                                48              --

Federal taxable loss                     $(1,622)        $(4,655)

Federal taxable loss
  per limited partnership unit           $   (16)        $   (46)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                            1996
       Net liabilities as reported                        $   (299)
       Land and buildings                                   (4,861)
       Accumulated depreciation                            (23,790)
       Syndication and distribution costs                   12,413
       Prepaid rent                                             48
       Other                                                     2

       Net liabilities - Federal tax basis                $(16,487)



Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Managing General Partner in 1996 and 1995 are (in thousands):

                                         1996        1995

Property management fees                 $737       $738

Reimbursement for services of             187        241
  affiliates


During the year ended December 31, 1996 and 1995, the Partnership paid approximately $7,000 and $27,000, respectively, to affiliates of the Managing General Partner for expense reimbursements and brokerage fees incurred in connection with the November 15, 1996, refinancings of Sunrunner Apartments and the December 29, 1995, refinancings of Misty Woods Apartments. These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

Property management fees are included in operating expenses. Reimbursements for services of affiliates are primarily included in general and administrative expenses. Financing fees have been capitalized and are being amortized over the life of the loan. Approximately $449,000 of insurance premiums, which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

For the period January 19, 1996 to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

Note E - Investment Properties and Accumulated Depreciation

                                                      Initial Cost
                                                     To Partnership
                                                                  Cost
                                                Buildings     Capitalized
                                               and Related     (Removed)
                                                Personal     Subsequent to
    Description     Encumbrances     Land       Property      Acquisition
                                        (in thousands)

Wood Lake            $ 7,649     $   1,206   $   10,980         $  612
Greenspoint            8,900         2,165       11,199            426
Sandspoint             9,887         2,124       13,158            761
Wood Ridge             8,883         1,632       12,321            781
Plantation Crossing    5,182         1,062        7,576            417
Sunrunner              3,250           634        6,485            145
McMillan Place        12,510         2,399       10,826            548
Misty Woods            5,407           429        6,846            277

Total                $61,668     $  11,651   $   79,391         $3,967

                           Gross Amount at Which Carried
                                At December 31, 1996
                            Buildings            Accum-    Year            Depre-
                           And Related            lated     of     Date    ciable
                             Personal            Depre-   Const-  Acqu-     Life-
    Description       Land   Property    Total   ciation   ion     ired     Years
                               (in thousands)
Wood Lake            $ 1,206  $11,592  $12,798  $ 5,299    1983   12/83   5-30 yrs.
Greenspoint            2,141   11,649   13,790    5,007    1986    2/84   6-30 yrs.
Sandspoint             2,146   13,897   16,043    6,058    1986    2/84   6-30 yrs.
Wood Ridge             1,632   13,102   14,734    5,875    1982    4/84   6-30 yrs.
Plantation Crossing    1,062    7,993    9,055    3,614    1980    6/84   6-30 yrs.
Sunrunner                587    6,677    7,264    3,160    1981    7/84   6-30 yrs.
McMillan Place         2,427   11,346   13,773    5,072    1985    6/85   6-30 yrs.
Misty Woods              434    7,118    7,552    3,061    1986    6/85   6-30 yrs.

Total                $11,635  $83,374  $95,009  $37,146

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of Investment Properties and Accumulated Depreciation (in thousands):

                                                 Years Ended December 31,
                                                     1996         1995

Balance at beginning of year                        $93,928      $93,606
  Property Improvements                               1,130          322
   Disposal of property                                 (49)          --

Balance at end of year                             $ 95,009      $93,928


                                                Years Ended December 31,
                                                    1996         1995

Accumulated Depreciation

Balance at beginning of year                      $34,394      $31,650
  Additions charged to expense                      2,790        2,744
  Disposal of property                                (38)          --

Balance at end of year                            $37,146      $34,394



The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 respectively is approximately $90,149,000 and approximately $89,059,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 respectively is approximately $60,936,000 and $57,476,000.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Neither the Registrant, nor Fox Partners II ("Fox"), the general partner of the Registrant, has any officers or directors. Fox Capital Management Corporation (the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. The Managing General Partner is a wholly-owned affiliate of Insignia.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

     Name                               Age                     Position

William H. Jarrard, Jr.                 50               President and Director

Ronald Uretta                           40               Vice President and
                                                         Treasurer

John K. Lines, Esq.                     37               Vice President and
                                                         Secretary

Kelley M. Buechler                      39               Assistant Secretary


William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial officer and controller of MAG.

John K. Lines, Esq. has been Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1992, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S Shelter.

Item 10.  Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

Item 11.  Security Ownership of Certain Beneficial Owners and Management

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

Name and address of                  Amount and nature of
Beneficial Owner                     Beneficial Ownership    % of Class

Insignia NPI, LLC(1)                      24,811.66             27.8

(1) The business address for Insignia NPI, L.L.C. is One Insignia Financial Plaza, Greenville, South Carolina 29602.

There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

In accordance with the Registrant's partnership agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. During the years ended December 31, 1996 and 1995, an affiliate of NPI Equity II commenced provided certain property management services. Related party expenses for the years ended December 31, 1996, and 1995 were as follows:

                                                      1996          1995

Property management fees                              $737          $738

Reimbursement for services of affiliates               187           241

Total                                                 $924          $979

During the year ended December 31, 1996 and 1995, the Partnership paid approximately $7,000 and $27,000, respectively, to affiliates of the Managing General Partner for expense reimbursements and brokerage fees incurred in connection with the November 15, 1996, refinancings of Sunrunner Apartments and the December 29, 1995, refinancings of Misty Woods Apartments. These charges have been capitalized as loan costs, and will be amortized over the life of the loan.

Property management fees are included in operating expenses. Reimbursements for services of affiliates are primarily included in general and administrative expenses. Financing fees have been capitalized and are being amortized over the life of the loan. Approximately $449,000 of insurance premiums, which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

For the period January 19, 1996 to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

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

As a result of its ownership of 24,811.66 limited partnership units, Insignia NPI L.L.C. ("Insignia LLC") could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LLC would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia LLC has agreed for the benefit of non-tendering unit holders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Registrant to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia LLC's right to vote each Unit acquired.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibits 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year in 1996:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th of March 1996.


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


Signature/Name                   Title                        Date

/s/William H. Jarrard, Jr.       President and Director       March 6, 1997
William H. Jarrard, Jr.


/s/Ronald Uretta                 Principal Financial          March 6, 1997
Ronald Uretta                    Officer and Principal
                                 Accounting Officer



                       CENTURY PROPERTIES INCOME FUND XIX
                                 Exhibit Index

Exhibit
Number                          Description of Exhibit

   2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 7, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 7, 1995.

   2.2 Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

   2.3 Management Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-79007).

   10       (a) Amended and Restated Note A, made as of September 1, 1994, by the Registrant in favor of The Travelers Insurance Company "Travelers") in the principal amount of $10,800,000, incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

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

            (e) Promissory Note made December 15, 1995, by the Registrant in favor of Connecticut General Life Insurance Company ("CIGNA") in the principal amount of $22,000,000 relating to the refinancing of Wood Lake, Wood Ridge, and Plantation Crossing.

            (f) Form of Deed to Secure Debt and Security Agreement from the
                Registrant to CIGNA relating to the refinancing of Wood Lake, Wood Ridge, and Plantation Crossing.

            (g) First Mortgage Note from the Registrant to Secore Financial
                Corporation ("Secore") relating to the refinancing of Misty Woods Apartments.

            (h) First Mortgage and Security Agreement dated as of December 29,
                1995, from the Registrant to Secore relating to the refinancing of Misty Woods Apartments.

            (i) Multifamily Note secured by a Mortgage or Deed of Trust dated
                November 1, 1996, between Century Properties Fund XIX and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Sunrunner Apartments.

  16 Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.