Form 10QSB
period 1997-03-31
CENTURY PROPERTIES FUND XIX
filed 1997-04-21
CIK 705752

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


                 For the quarterly period ended March 31, 1997

                                       or

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 March 31, 1997




Assets
  Cash and cash equivalents                                        $   3,805
  Other assets and deferred costs                                      1,983
  Investment properties:
    Land                                         $  11,635
    Buildings and related personal property         83,566
                                                    95,201
    Less accumulated depreciation                  (37,852)           57,349

                                                                   $  63,137


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accrued expenses and other liabilities                           $   1,830
  Mortgage notes payable                                              61,482

Partners' Capital (Deficit):
  General partners                               $  (9,091)
  Limited partners (89,292 units outstanding)        8,916              (175)

                                                                   $  63,137

          See Accompanying Notes to Consolidated Financial Statements


b)                         CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                                     Three Months Ended
                                                          March 31,
                                                      1997         1996
Revenues:
  Rental income                                    $ 3,780      $ 3,753
  Interest income                                       33           33
  Other income                                         171          124
       Total revenues                                3,984        3,910

Expenses:
  Operating                                          1,169        1,159
  General and administrative                            84          133
  Maintenance                                          358          400
  Depreciation                                         706          689
  Interest                                           1,262        1,291
  Property taxes                                       281          276
       Total expenses                                3,860        3,948

Net income (loss)                                  $   124      $   (38)

Net income (loss) allocated to general partners    $    15      $    (4)
Net income (loss) allocated to limited partners        109          (34)

Net income (loss)                                  $   124      $   (38)

Net income (loss) per limited partnership unit     $  1.23      $  (.37)

          See Accompanying Notes to Consolidated Financial Statements


c)                       CENTURY PROPERTIES FUND XIX

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)






                                 Limited
                               Partnership   General     Limited
                                  Units      Partners   Partners     Total

Original capital contributions    89,292     $    --    $ 89,292   $ 89,292

Partners' (deficit) capital
 at December 31, 1996             89,292     $(9,106)   $  8,807   $   (299)

Net income for the three
  months ended March 31, 1997                     15         109        124

Partners' (deficit) capital
 at March 31, 1997                89,292     $(9,091)   $  8,916   $   (175)

          See Accompanying Notes to Consolidated Financial Statements


d)                        CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                             1997       1996

Cash flows from operating activities:
 Net income (loss)                                        $   124    $   (38)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                             706        689
     Amortization                                              33         31
     Change in accounts:
       Other assets and deferred costs                        (43)      (140)
       Accrued expenses and other liabilities                 (41)       323

         Net cash provided by operating activities            779        865

Cash flows from investing activities
  Property improvements and replacements                     (192)      (328)

         Net cash used in investing activities               (192)      (328)

Cash flows from financing activities
  Mortgage principal repayments                              (186)      (190)
  Loan costs                                                  (15)       (62)

         Net cash used in financing activities               (201)      (252)

Net increase in cash and cash equivalents                     386        285

Cash and cash equivalents at beginning of period            3,419      2,868

Cash and cash equivalents at end of period                $ 3,805    $ 3,153

Supplemental information:
  Interest paid                                           $ 1,177    $ 1,214


          See Accompanying Notes to Consolidated Financial Statements



e)                        CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with affiliates of the Managing General Partner in 1997 and 1996 are (in thousands):

                                                         For the Three Months
                                                                 Ended
                                                               March 31,
                                                           1997         1996
Property management fees (included in operating
  expenses)                                                $184         $184
Reimbursement for services of affiliates (included
  in general and administrative expenses)                    44           74


Included in "reimbursements for services of affiliates" for 1997 is approximately $5,000 in reimbursements for construction oversight costs.

Since January 19, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                      Average
                                                     Occupancy
Property                                       1997            1996
Sunrunner Apartments
  St. Petersburg, Florida                       95%             94%

Misty Woods Apartments
  Charlotte, North Carolina                     91%             95%

McMillan Place Apartments
  Dallas, Texas                                 97%             95%

Vinings Peak Apartments
(formerly Wood Ridge Apartments)
  Atlanta, Georgia                              92%             97%

Plantation Crossing
  Atlanta, Georgia                              89%             94%

Wood Lake Apartments
  Atlanta, Georgia                              92%             94%

Greenspoint Apartments
  Phoenix, Arizona                              92%             95%

Sandspoint Apartments
  Phoenix, Arizona                              93%             96%


The Managing General Partner attributes the decreases in occupancies at Plantation Crossing, Misty Woods, Vinings Peak, Greenspoint and Sandspoint Apartments to soft markets caused by increased competition as a result of newly constructed units, which were in the same market niches as the discussed investment properties. In addition to the soft market at Plantation Crossing, some of the residents have taken advantage of favorable interest rates and purchased homes.

The Partnership's net income for the three months ended March 31, 1997, was approximately $124,000 versus a net loss of approximately $38,000 for the corresponding period of 1996. The increase in net income is primarily attributable to a reduction in general and administrative expenses, and maintenance expenses, and an increase in other income. The decrease in general administrative expenses is due to a decrease in expense reimbursements. The decrease in expense reimbursements during the three months ended March 31, 1997, is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the 1995 year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1's) and transition of asset management responsibilities to the new administration during the three months ended March 31, 1996. The decrease in maintenance expenses is attributable to wind damage sustained to roofs at McMillan Place Apartments which was repaired in 1996. Included in maintenance expense is approximately $45,000 of major repairs and maintenance comprised of landscaping, interior and exterior improvements, and golf carts for the quarter ended March 31, 1997. The increase in other income is due to increases in lease cancellation fees and application fees as a result of decreased occupancies at all but two of the investment properties as previously discussed.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $3,805,000 as compared to approximately $3,153,000 at March 31, 1996. Net cash provided by operating activities decreased due to a decrease in accrued expenses and other liabilities which was due to timing differences of prepaid rental income from tenants and the payments to vendors. This decrease was offset by the increase in net income as discussed above. Net cash used in investing activities decreased due to a reduction in property improvements and replacements. Net cash used in financing activities decreased due to a decrease in loan costs as a result of the refinancings at the end of 1995 and 1996, which were paid during the three months ended March 31, 1996 and 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. Mortgage indebtedness of approximately $49,026,000 is amortized over varying periods with required balloon payments ranging from January 2003 to January 2006, at which time the properties will either be refinanced or sold. Additional mortgage indebtedness of approximately $12,456,000, secured by McMillan Place Apartments, is currently in default. The accrued interest on the above indebtedness which is in default is approximately $577,000. The Managing General Partner is currently negotiating with the lender for a three year extension, however, there is no assurance that an extension will be obtained. If an extension is not obtained, the lender may foreclose on the property. The Partnership is prohibited from making distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied. No cash distributions were paid in 1996 or during the first quarter of 1997. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     b)  Reports on Form 8-K:

             None filed during the quarter ended March 31, 1997.

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


                           Date:  April 21, 1997