Form 10QSB
period 1997-06-30
CENTURY PROPERTIES FUND XIX
filed 1997-07-30
CIK 705752

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


                 For the quarterly period ended June 30, 1997

                                      or

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


                  (Issuer's telephone number) (864) 239-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .
                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                          CENTURY PROPERTIES FUND XIX

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                                   (in thousands)

                                   June 30, 1997


Assets
  Cash and cash equivalents                                       $ 4,082
  Other assets and deferred costs                                   1,901
  Restricted escrows                                                  289
  Investment properties:
  Land                                           $ 11,635
  Buildings and related personal property          83,796
                                                   95,431
  Less accumulated depreciation                   (38,567)         56,864

                                                                  $63,136

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accrued expenses and other liabilities                          $ 2,047
  Mortgage notes payable (including $12,402
      in default)                                                  61,292

Partners' Capital (Deficit):
  General partners                               $ (9,095)
  Limited partners (89,292 units outstanding)       8,892            (203)

                                                                  $63,136

            See Accompanying Notes to Consolidated Financial Statements

b)                           CENTURY PROPERTIES FUND XIX

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                      1997         1996       1997          1996
Revenues:
 Rental income                     $3,774       $3,704       $7,554       $7,457
 Interest income                       41           61           74           94
 Other income                         161          163          332          287
   Total revenues                   3,976        3,928        7,960        7,838

Expenses:
 Operating                          1,187        1,208        2,356        2,367
 General and administration            69           86          153          219
 Maintenance                          494          636          852        1,036
 Depreciation                         715          700        1,421        1,389
 Interest                           1,263        1,290        2,525        2,581
 Property taxes                       276          263          557          539
   Total expenses                   4,004        4,183        7,864        8,131

Net income (loss)                  $  (28)      $ (255)      $   96       $ (293)

Net income (loss) allocated to
 general partners                  $   (4)      $  (30)      $   11       $  (34)
Net income (loss) allocated to
 limited partners                     (24)        (225)          85         (259)
Net income (loss)                  $  (28)      $ (255)      $   96       $ (293)

Net income (loss) per limited
 partnership unit                  $ (.28)      $(2.52)      $  .95       $(2.90)

             See Accompanying Notes to Consolidated Financial Statements


c)                           CENTURY PROPERTIES FUND XIX

                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                  Limited
                                Partnership    General       Limited
                                   Units       Partners      Partners        Total
Original capital contributions    89,292       $    --     $  89,292      $  89,292

Partners' (deficit) capital
 at December 31, 1996             89,292       $(9,106)    $   8,807      $    (299)

Net income for the six
 months ended June 30, 1997           --            11            85             96

Partners' (deficit) capital
 at June 30, 1997                 89,292       $(9,095)    $   8,892      $    (203)

             See Accompanying Notes to Consolidated Financial Statements

d)                           CENTURY PROPERTIES FUND XIX

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                               Six Months Ended
                                                                    June 30,
                                                              1997          1996
Cash flows from operating activities:
 Net income (loss)                                         $     96      $   (293)
 Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depreciation                                             1,421         1,389
     Amortization                                                66            62
     Change in accounts:
       Other assets and deferred costs                         (144)           90
       Accrued expenses and other liabilities                   182           480

       Net cash provided by operating activities              1,621         1,728

Cash flows from investing activities
  Property improvements and replacements                       (422)         (703)
  Deposits to restricted escrows                               (152)         (227)
  Withdrawals from restricted escrows                            13            29

       Net cash used in investing activities                   (561)         (901)

Cash flows from financing activities
  Mortgage principal repayments                                (376)         (389)
  Loan costs                                                    (21)          (72)
       Net cash used in by financing activities                (397)         (461)

Net increase in cash and cash equivalents                       663           366

Cash and cash equivalents at beginning of period              3,419         2,868

Cash and cash equivalents at end of period                 $  4,082      $  3,234

Supplemental information:
  Interest paid                                            $  2,351      $  2,450

             See Accompanying Notes to Consolidated Financial Statements

e)                          CENTURY PROPERTIES FUND XIX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XIX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on its general partner, Fox Partners II, a California general partnership, and the Managing General Partner, a California Corporation, and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The general partners of Fox Partners II are FCMC, Fox Realty Investors ("FRI"), and Fox Partners 83.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI Equity is a wholly-owned subsidiary of NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in the six month periods ended June 30, 1997 and 1996 (in thousands):


                                                       For the Six Months Ended
                                                               June 30,
                                                          1997            1996
Property management fees (included in operating
  expenses)                                              $369           $363
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  78            142

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

NOTE C - MORTGAGE NOTES PAYABLE

On November 1, 1996, the Partnership refinanced the mortgage on its Sunrunner Apartments with a new first mortgage in the amount of $3,250,000. The loan requires monthly payments of approximately $20,000 at a rate of 7.33% and matures November 1, 2003. The Partnership incurred closing costs and fees of $114,000 in 1996 and $15,000 in 1997. In connection with the Sunrunner refinancing, the Partnership recognized an extraordinary loss on extinguishment of debt of $14,000, consisting primarily of a prepayment penalty. In connection with the refinancing, the property was conveyed from a wholly-owned subsidiary, Century Sunrunner 19, L.P., back to the Partnership.


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                               Average
                                              Occupancy
                                           1997        1996
Sunrunner Apartments
  St. Petersburg, Florida                   94%         94%

Misty Woods Apartments
  Charlotte, North Carolina                 91%         95%

McMillan Place Apartments
  Dallas, Texas                             96%         95%

Vinings Peak Apartments
(formerly Wood Ridge Apartments)
  Atlanta, Georgia                          92%         96%

Plantation Crossing
  Atlanta, Georgia                          87%         96%

Wood Lake Apartments
  Atlanta, Georgia                          93%         93%

Greenspoint Apartments
  Phoenix, Arizona                          92%         93%


Sandspoint Apartments
  Phoenix, Arizona                          91%         95%

The Managing General Partner attributes the decrease in occupancies at Misty Woods, Vinings Peak and Plantation Crossing to soft markets caused by increased competition as a result of newly constructed units, which were in the same market niches as the discussed investment properties. The decrease in occupancy at Sandspoint Apartment was due to staffing issues which have been addressed and resulted in the third quarter of 1997.

The Partnership's net income for the six months ended June 30, 1997, was approximately $96,000 versus a net loss of approximately $293,000 for the six months ended June 30, 1996. The Partnership realized net losses for the three months ended June 30, 1997 and 1996 of approximately $28,000 and $255,000, respectively. The increase in net income is primarily attributable to decreases in maintenance and general and administrative expenses and to an increase in other income. The decrease in maintenance expense is primarily due to an exterior rehabilitation project at Vinings Peak Apartments in 1996 to enhance the appearance and appeal of the property. Included in maintenance expense for the six month period ended June 30, 1997 is approximately $187,000 of major repairs and maintenance comprised of major landscaping, window coverings, and exterior building improvements. For the six months ended June 30, 1996, approximately $383,000 of major repairs and maintenance is included in maintenance expense comprised of major landscaping, gutters, and exterior painting. The decrease in general and administrative expense is due to a decrease in expense reimbursements paid to affiliates in 1997. The increased expense reimbursements in 1996 is directly attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the 1995 year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1s), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration. The increase in other income is due to increases in lease cancellation fees and application fees as a result of decreased occupancies at all but three of the investment properties as previously discussed.

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

At June 30, 1997, the Partnership had unrestricted cash of approximately $4,082,000 compared to approximately $3,234,000 at June 30, 1996. Net cash provided by operating activities decreased due to a decrease in accrued expenses and other liabilities due to the timing of payments to vendors. Net cash used in investing activities decreased due to a reduction in property improvements and replacements. Net cash used in financing activities decreased due to a decrease in loan costs as a result of the refinancings at the end of 1995 which resulted in loan costs being paid during the six months ended June 30, 1996.

The Managing General Partner budgeted $250,000 in 1997 for exterior painting at McMillan Place Apartments, which is to be funded from operations and replacement reserves that the lender is holding. The Partnership has no other material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Mortgage indebtedness of approximately $48,890,000 is amortized over varying periods with required balloon payments ranging from January 2003 to January 2006, at which time the properties will either be refinanced or sold. Additional mortgage indebtedness of approximately $12,402,000, secured by McMillan Place Apartments, is currently in default. The accrued interest on the above indebtedness which is in default is approximately $632,000. The Managing General Partner is currently negotiating with the lender for a seven year extension, however, there is no assurance that an extension will be obtained. If an extension is not obtained, the lender may foreclose on the property. The Partnership is prohibited from making distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied. No cash distributions were paid in 1996 or during the first six months of 1997. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves.



                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)   Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)   Reports on Form 8-K:

            None filed during the quarter ended June 30, 1997.



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


                           Date: July 30, 1997