Form 10QSB
period 1997-09-30
CENTURY PROPERTIES FUND XIX
filed 1997-11-13
CIK 705752

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT



                   U. S. Securities and Exchange Commission
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997

                                      or

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


                                (864) 239-1000
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .



                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                          CENTURY PROPERTIES FUND XIX

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1997


Assets
  Cash and cash equivalents                                        $ 4,420
  Other assets and deferred costs                                    2,066
  Restricted escrows                                                   347
  Investment properties:
  Land                                            $ 11,635
  Buildings and related personal property           83,989
                                                    95,624
  Less accumulated depreciation                    (39,290)         56,334

                                                                   $63,167


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accrued expenses and other liabilities                           $ 2,315
  Mortgage notes payable (including $12,346
      in default)                                                   61,097

Partners' Capital (Deficit):
  General partners'                               $ (9,100)
  Limited partners' (89,292 units outstanding)       8,855            (245)

                                                                   $63,167

            See Accompanying Notes to Consolidated Financial Statements


b)                           CENTURY PROPERTIES FUND XIX

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                    1997       1996       1997        1996
Revenues:
 Rental income                    $3,750      $3,769    $11,304    $11,226
 Other income                        218         203        624        584
   Total revenues                  3,968       3,972     11,928     11,810

Expenses:
 Operating                         1,238       1,280      3,594      3,647
 General and administration           86         121        239        340
 Maintenance                         420         737      1,272      1,773
 Depreciation                        723         687      2,144      2,076
 Interest                          1,260       1,285      3,785      3,866
 Property taxes                      283         302        840        841
   Total expenses                  4,010       4,412     11,874     12,543

Net income (loss)                 $  (42)     $ (440)   $    54     $ (733)

Net income (loss) allocated to
 general partners                 $   (5)     $  (53)   $     6     $  (87)

Net income (loss) allocated to
 limited partners                    (37)       (387)        48       (646)
                                  $  (42)     $ (440)   $    54     $ (733)

Net income (loss) per limited
 partnership unit                 $ (.41)     $(4.34)   $   .54     $(7.23)


             See Accompanying Notes to Consolidated Financial Statements



c)                           CENTURY PROPERTIES FUND XIX

                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)



                                 Limited
                               Partnership   General      Limited
                                  Units     Partners'    Partners'      Total

Original capital contributions   89,292     $    --     $  89,292    $  89,292

Partners' (deficit) capital
 at December 31, 1996            89,292     $(9,106)   $   8,807     $    (299)

Net income for the nine months
 ended September 30, 1997            --           6           48            54

Partners' (deficit) capital
 at September 30, 1997           89,292     $(9,100)   $   8,855     $    (245)

             See Accompanying Notes to Consolidated Financial Statements


d)                           CENTURY PROPERTIES FUND XIX

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)



                                                            Nine Months Ended
                                                               September 30,
                                                            1997         1996
Cash flows from operating activities:
 Net income (loss)                                      $     54    $   (733)
 Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depreciation                                          2,144       2,076
     Amortization                                            102          92
     Change in accounts:
       Other assets and deferred costs                      (345)       (159)
       Accrued expenses and other liabilities                450         874

       Net cash provided by operating activities           2,405       2,150

Cash flows from investing activities
  Property improvements and replacements                    (615)       (911)
  Deposits to restricted escrows                            (210)       (267)
  Receipts from restricted escrows                            13          68

       Net cash used in investing activities                (812)     (1,110)

Cash flows from financing activities
  Payment on mortgage notes payable                         (571)       (600)
  Loan costs paid                                            (21)       (102)

       Net cash used in financing activities                (592)       (702)

Net increase in cash and cash equivalents                  1,001         338

Cash and cash equivalents at beginning of period           3,419       2,868

Cash and cash equivalents at end of period              $  4,420    $  3,206

Supplemental information:
  Cash paid for interest                                $  3,523    $  3,698

             See Accompanying Notes to Consolidated Financial Statements

e)                          CENTURY PROPERTIES FUND XIX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in the nine month periods ended September 30, 1997 and 1996 (in thousands):


                                                      For the Nine Months Ended
                                                            September 30,
                                                          1997           1996
Property management fees (included in operating
  expenses)                                               $552          $552
Reimbursement for services of affiliates, including
  approximately $12,000 and $19,000 of construction
  oversight reimbursements in 1997 and 1996,
  respectively (included in general and
  administrative expenses, maintenance expenses
  and investment properties)                               130           154


For the period of January 19, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited partnership interest in the Partnership, at $175.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. As a result of the tender offer, an Insignia affiliate purchased 4,892 of the outstanding limited partner units of the Partnership.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:


                                                 Average
                                                Occupancy
                                             1997        1996
Sunrunner Apartments
  St. Petersburg, Florida                    95%         94%

Misty Woods Apartments
  Charlotte, North Carolina                  91%         95%

McMillan Place Apartments
  Dallas, Texas                              96%         95%

Vinings Peak Apartments
(formerly Wood Ridge Apartments)
  Atlanta, Georgia                           92%         96%

Wood Lake Apartments
  Atlanta, Georgia                           93%         93%

Plantation Crossing
  Atlanta, Georgia                           89%         95%

Greenspoint Apartments
  Phoenix, Arizona                           90%         93%

Sandspoint Apartments
  Phoenix, Arizona                           89%         95%


The Managing General Partner attributes the decrease in occupancies at Misty Woods and Vinings Peak to increased competition as a result of newly constructed units, which are in the same market niches as the investment properties. The decrease in occupancy at Plantation Crossing is due to tenants buying homes and soft market conditions with increased competition. Occupancy decreased at Greenspoint and Sandspoint Apartments due to an extremely competitive sub-market with high concessions being offered by competitive properties.

The Partnership's net income for the nine months ended September 30, 1997, was approximately $54,000 versus a net loss of approximately $733,000 for the nine months ended September 30, 1996. The Partnership realized net losses for the three months ended September 30, 1997 and 1996 of approximately $42,000 and $440,000, respectively. The increase in net income is primarily attributable to decreases in maintenance and general and administrative expenses. The decrease in maintenance expense is primarily due to a one-time exterior rehabilitation project which took place at Vinings Peak Apartments and a one-time exterior painting project at Wood Lake Apartments in 1996 to enhance the appearance and appeal of the properties. Included in maintenance expense for the nine month period ended September 30, 1997 is approximately $242,000 of major repairs and maintenance comprised of major landscaping, exterior building improvements, and window coverings. For the nine months ended September 30, 1996, approximately $792,000 of major repairs and maintenance is included in maintenance expense comprised of exterior painting, gutter repairs, and major landscaping. The decrease in general and administrative expense is due to a decrease in expense reimbursements paid to affiliates in 1997. The increased expense reimbursements in 1996 were attributable to the combined transition efforts of the Greenville, South Carolina, and Atlanta, Georgia, administrative offices during the 1995 year-end close, preparation of the 1995 10-K and tax return (including the limited partner K-1s), filing of the first two quarterly reports and transition of asset management responsibilities to the new administration.

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

At September 30, 1997, the Partnership had cash and cash equivalents of approximately $4,420,000 compared to approximately $3,206,000 at September 30, 1996. Net cash provided by operating activities increased due to an increase in net income as discussed above. Offsetting this increase was a decrease in accrued expenses and other liabilities due to the timing of payments to vendors. Net cash used in investing activities decreased due to a reduction in property improvements and replacements. Net cash used in financing activities decreased due to a decrease in loan costs as a result of the refinancings at the end of 1995 which resulted in loan costs being paid during the nine months ended September 30, 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Mortgage indebtedness of approximately $48,751,000 is amortized over varying periods with required balloon payments ranging from January 2003 to January 2006, at which time the properties will either be refinanced or sold. Additional mortgage indebtedness of approximately $12,346,000, secured by McMillan Place Apartments, is currently in default. The accrued interest on the above indebtedness which is in default is approximately $687,000. The Managing General Partner is currently negotiating with the lender for a five year extension, however, there is no assurance that an extension will be obtained. If an extension is not obtained, the lender may foreclose on the property. The Partnership is prohibited from making distributions from operations until the mortgages encumbering McMillan Place Apartments are satisfied. As a result, no cash distributions were paid in 1996 or during the first nine months of 1997 nor are any expected in the near future. At such time when the existing McMillan Place debt is discharged, either through satisfaction, refinancing or a foreclosure, the future distributions will be made only from sale or refinancing proceeds.

On August 28, 1997, an Insignia affiliate commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited partnership interest in the Partnership, at $175.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. As a result of the tender offer, an Insignia affiliate purchased 4,892 of the outstanding limited partner units of the Partnership.



                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the Managing General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

On September 8, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of San Mateo (the "Kline complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Kline complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control over the Tender Partnerships at substantially lower prices than the units are worth. On September 24, 1997, the court denied the plaintiffs' application for a temporary restraining order and their request for preliminary injunctive relief preventing the completion of the tender offers.

On September 10, 1997, persons claiming to be holders of limited partnership units in the Tender Partnerships filed a complaint with respect to a putative class action and derivative suit in the Superior Court for the State of California for the County of Alameda (the "Heller complaint") challenging the actions of the defendants (including Insignia, certain Insignia affiliates and the Tender Partnerships) in connection with the tender offers. The Heller complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and that, as a result of the tender offers, the Purchaser will acquire effective voting control of the Tender Partnerships at substantially lower prices than the units are worth. The Plaintiffs also allege that the defendants breached an alleged duty to retain an independent advisor to consider alternatives to the tender offers.

The Managing General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and intends to vigorously contest each of those complaints to which it and the Partnership have been named as defendants.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)      Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b)      Reports on Form 8-K:

               None filed during the quarter ended September 30, 1997.



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


                           Date:  November 13, 1997