Form 10KSB
period 1997-12-31
CENTURY PROPERTIES FUND XIX
filed 1998-03-30
CIK 705752

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [NO FEE  REQUIRED]

                  For the fiscal year ended December 31, 1997

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [NO FEE  REQUIRED]

                   For the transition period from         to

                         Commission file number 0-11935

                          CENTURY PROPERTIES FUND XIX
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year.  $15,989,000

State the aggregate market value of the voting partnership interest held by non-affiliates computed by reference to the price at which the partnership interest was sold, or the average bid and asked prices of such partnership interest, as of a specified date within the past 60 days. Market value information for registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25 million.
                      DOCUMENTS INCORPORATED BY REFERENCE
                               SEE EXHIBIT INDEX


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XIX (the "Partnership") was organized in August 1982, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners II, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983. The Partnership marketed its securities pursuant to its Prospectus dated September 20, 1983, which was amended on June 13, 1984, and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

Beginning in September 1983 through October 1984, the Partnership offered $90,000,000 in Limited Partnership Units and sold units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real properties. The Partnership's original property portfolio was geographically diversified with properties acquired in seven states. The Partnership's acquisition activities were completed in June 1985 and since then the principal activity of the Partnership has been managing its portfolio. One property was sold in each of the years 1988, 1992, 1993, and 1994. In addition, one property was foreclosed on in 1993. See "Item 2. Description of Properties" for a description of the Partnership's remaining properties.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides day-to-day management services for the Partnership's residential investment properties. See "Item 12. Certain Relationships and Related Transactions" for discussion of transactions with affiliates.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area, including properties owned and/or managed by affiliates of the Partnership.
Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Change in Control

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investment II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC. See "Item 9. Director's, Executive Officers, Promotors and Control Persons, Compliance with Section 16(a) of the Exchange Act."

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


Tender Offers

On January 19, 1996, an affiliate of Insignia purchased from DeForest Ventures I L.P. all of its interest in the Partnership. Pursuant to a Schedule 13-D filed by such affiliate with the Securities and Exchange Commission, such Insignia affiliate acquired 24,811.66 limited partnership units or approximately 28% of the total limited partnership units of the Partnership. (See "Item 11. Security Ownership of Certain Beneficial Owners and Management.")

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited partnership interest in the Partnership, at $175.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the tender offer, such Insignia affiliate purchased 4,892 of the outstanding limited partner units of the Partnership. At December 31, 1997, such Insignia affiliate owns a total of 29,938.66 units, which is approximately 33.5% of the total outstanding units. (See "Item 11. Security Ownership of Certain Beneficial Owners and Management.")

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                                   Date of
Property                           Purchase       Type of Ownership         Use
Wood Lake Apartments                12/83   Fee ownership subject to    Apartment-
 Atlanta, Georgia                            first mortgage             220 units

Greenspoint Apartments              02/84   Fee ownership subject to    Apartment-
 Phoenix, Arizona                            first mortgage             336 units

Sandspoint Apartments               02/84   Fee ownership subject to    Apartment-
 Phoenix, Arizona                            first mortgage             432 units

Vinings Peak Apartments (formerly   04/84   Fee ownership subject to    Apartment-
 Wood Ridge Apartments)                      first mortgage             280 units
 Atlanta, Georgia

Plantation Crossing Apartments      06/84   Fee ownership subject to    Apartment-
 Atlanta, Georgia                            first mortgage             180 units

Sunrunner Apartments                07/84   Fee ownership subject to    Apartment-
 St. Petersburg, Florida                     first mortgage             200 units

McMillan Place Apartments           06/85   Fee ownership subject to    Apartment-
 Dallas, Texas                               first and second mortgages 402 units

Misty Woods Apartments              06/85   Fee ownership subject to    Apartment-
 Charlotte, North Carolina                   first mortgage             228 units

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                       Carrying   Accumulated                       Federal
Property                 Value   Depreciation   Rate     Method    Tax Basis

Wood Lake              $12,938     $ 5,711    5-30 yrs    S/L      $ 3,510
Greenspoint             13,898       5,420    5-30 yrs    S/L        3,083
Sandspoint              16,149       6,522    5-30 yrs    S/L        3,466
Vinings Peak            14,881       6,337    5-30 yrs    S/L        4,173
Plantation Crossing      9,134       3,895    5-30 yrs    S/L        2,593
Sunrunner                7,349       3,387    5-30 yrs    S/L        2,168
McMillan Place          13,840       5,441    5-30 yrs    S/L        5,311
Misty Woods              7,652       3,303    5-30 yrs    S/L        2,340
                       $95,841     $40,016                         $26,644

See "Note A" of the consolidated financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES(IN THOUSANDS):


                        Principal                                     Principal
                        Balance At   Stated                            Balance
                       December 31, Interest    Period     Maturity    Due At
Property                   1997       Rate     Amortized     Date     Maturity

Wood Lake               $ 7,532       7.50%    25 yrs     01/01/03    $ 6,792
Greenspoint               8,821       8.33%    30 yrs     05/15/05      7,988
Sandspoint                9,799       8.33%    30 yrs     05/15/05      8,874
Vinings Peak              8,747       7.50%    25 yrs     01/01/03      7,888
Plantation Crossing       5,103       7.50%    25 yrs     01/01/03      4,602
Sunrunner                 3,250       7.33%     (1)       11/01/03      3,250
McMillan Place
   1st Mortgage          10,152       8.25%     (1)         (2)        10,152
   2nd Mortgage           2,139       8.25%     (2)         (2)         2,139
Misty Woods               5,357       7.88%   30 yrs.     01/01/06      4,777
                        $60,900

(1) Payments are interest only.

(2) The mortgages secured by McMillan Place Apartments, in the amount of $12,291,000, were in default as of January 20, 1997, due to non-payment upon the acceleration of maturity. The Managing General Partner was successfully able to refinance these mortgages on January 29, 1998 (See "Note F" in "Item 7. Financial Statements" for further discussion). The new maturity note for the McMillan Place mortgage notes payable is October 31, 2002.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The notes impose prepayment penalties if repaid prior to maturity.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                     Average Annual             Average
                                      Rental Rates             Occupancy
Property                           1997          1996        1997     1996

Wood Lake                     $ 9,189/unit  $ 8,968/unit     93%      94%
Greenspoint                     7,838/unit    7,686/unit     91%      92%
Sandspoint                      6,751/unit    6,455/unit     89%      95%
Vinings Peak                    8,541/unit    8,289/unit     92%      95%
Plantation Crossing             8,157/unit    8,028/unit     90%      94%
Sunrunner                       6,291/unit    6,116/unit     95%      94%
McMillan Place                  5,955/unit    5,942/unit     95%      94%
Misty Woods                     6,641/unit    6,281/unit     91%      94%

The Managing General Partner attributes the decrease in occupancy at Sandspoint Apartments and Plantation Crossing Apartments to increased competition which has resulted from new construction of similar complexes in the local area.

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


Real estate taxes and rates in 1997 for each property were (in thousands):


                                           1997        1997
                                         Billing       Rate

          Wood Lake                        $122       3.25%
          Greenspoint                       143       1.05%
          Sandspoint                        140       1.31%
          Vinings Peak                      168       3.25%
          Plantation Crossing                64       2.84%
          Sunrunner                         121       2.45%
          McMillan Place                    286       2.56%
          Misty Woods                        92       1.37%


ITEM 3. LEGAL PROCEEDINGS

In August 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partner interests in six real estate limited partnerships including the Partnership (collectively, the "Tender Partnerships"), in which various Insignia affiliates act as general partner. On September 5, 1997, a partnership claiming to be a holder of limited partnership units in one of the Tender Partnerships, filed a complaint with respect to a putative class action in the Court of Chancery in the State of Delaware in and for New Castle County (the "City Partnerships complaint") challenging the actions of the defendants (including Insignia and certain Insignia affiliates) in connection with the tender offers. Neither the Partnership nor the Managing General Partner were named as defendants in the action. The City Partnerships complaint alleges that, among other things, the defendants have intentionally mismanaged the Tender Partnerships and coerced the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The plaintiffs also allege that the defendants breached an alleged duty to provide an independent analysis of the fair market value of the limited partnership units, failed to appoint a disinterested committee to review the tender offer and did not adequately consider other alternatives available to the limited partners.

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

The Managing General Partner believes that the allegations contained in the City Partnerships, Kline and Heller complaints are without merit and has been advised that the plaintiffs in each of the actions intend to discontinue the actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                      PART II


ITEM 5.MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

Century Properties Fund XIX (the "Partnership"), a publicly-held limited partnership, sold 89,292 Limited Partnership Units aggregating $89,292,000. The Partnership currently has 89,292 units outstanding held by 5,900 limited partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these units.

The Partnership is prohibited from making distributions from operations of McMillan Place Apartments until the mortgages encumbering the property are satisfied. However, under the terms of the refinancing obtained on McMillan Place Apartments on January 29, 1998, the Partnership is now permitted to make distributions from the operations of the Partnership's other properties. No cash distributions were paid during the years ended December 31, 1997 and 1996. The Managing General Partner anticipating making distributions in the second and fourth quarters of 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the year ended December 31, 1997, of approximately $85,000 versus a net loss of approximately $962,000 for the year ended December 31, 1996. The increase in net income is partially attributable to the extraordinary loss on early extinguishment of debt in 1996 from the refinancing of Sunrunner (see discussion below). The increase in net income is primarily attributable to an increases in rental and other income and decreases in operating and interest expenses. The increase in rental income is primarily due to increases in average rental rates at each of the Partnership's investment properties which more than offset the average occupancy decreases at several of the investment properties. The increase in other income is primarily due to increase in lease cancellation fees at Sunrunner, Misty Woods, McMillan Place, and Vinings Peak. The decrease in operating expenses is primarily the result of a decline in major repairs and maintenance in 1997. This decrease is the result of exterior rehabilitation projects at Vinings Peak and McMillan Place Apartments, and exterior painting projects at Wood Lake and Plantation Crossing Apartments during 1996. These projects were undertaken in order to enhance the appearance and appeal of the properties. Included in operating expenses for the year ended December 31, 1997, are approximately $307,000 in major repairs and maintenance costs, versus approximately $963,000 for the corresponding period in 1996. The 1997 costs are comprised primarily of landscaping and exterior building repairs. The 1996 costs consist primarily of exterior painting, gutter repairs, wood replacement and landscaping as noted above.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had unrestricted cash of approximately $4,787,000 as compared to approximately $3,419,000 at December 31, 1996. The net increase in cash and cash equivalents for the years ended December 31, 1997 and 1996, was approximately $1,368,000 and $551,000, respectively. Net cash provided by operating activities increased due to the increase in net income discussed above. This increase was partially offset by an increase in cash used for accounts payable due to the timing of payments. Net cash used in investing activities increased due to an increase in net deposits to restricted escrows. This increase was almost entirely offset by a reduction in property improvements and replacements. Net cash used in financing activities decreased due to a decrease in loan costs as a result of the refinancing of the mortgage encumbering Sunrunner in 1996.

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

Effective November 1, 1996, the Partnership refinanced the mortgage encumbering Sunrunner with a new first mortgage in the amount of $3,250,000. The loan requires monthly payments of approximately $20,000 at a rate of 7.33% and matures November 1, 2003. The Partnership incurred closing costs and fees of $114,000. In connection with the Sunrunner refinancing, the Partnership recognized an extraordinary loss on early extinguishment of debt of $14,000, consisting of a prepayment penalty. In connection with the refinancing, the property was conveyed from a wholly-owned subsidiary, Century Sunrunner 19, L.P., back to the Partnership.

On January 29, 1998, the Managing General Partner was successfully able to refinance the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The first mortgage was increased to $10,219,000 and was extended through October 31, 2002. This first mortgage requires interest only payments through October 31, 2001 at a rate of 9.15% and will float in the final year at 325 basis points over the one year treasury rate. The second note has been decreased to approximately $2,101,000. This second note also matures on October 31, 2002, however, $800,000 of it does not pay nor accrue interest over its term. The remaining amount of the second note, approximately $1,301,000, accrues interest at the same rates as the first mortgage. In connection with this refinancing, the Partnership also borrowed an additional $270,000 from an affiliate of the Managing General Partner. As a result of the refinancings, the Partnership was forgiven debt of approximately $105,000 and it had a net cash usage of approximately $358,000 for payments on mortgage notes, accrued interest and loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $60,900,000 is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006, at which time the properties will either be refinanced, foreclosed or sold. The Partnership was prohibited from making distributions from the operations of the Partnership until the mortgages encumbering McMillan Place are satisfied. However, under the terms of the refinancing obtained on McMillan Place on January 29, 1998, the Partnership is now permitted to make distributions from the operations of the Partnership's other investment properties. No distributions were paid during the years ended December 31, 1997 and 1996. The Managing General Partner anticipates making distributions in the second and fourth quarters of 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report.
The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7.     FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS


      Independent Auditors' Report

      Consolidated Balance Sheet - December 31, 1997

      Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

      Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

      Notes to Consolidated Financial Statements


                          Independent Auditors' Report




To the Partners
Century Properties Fund XIX
Greenville, South Carolina



We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX (a limited partnership) (the "Partnership") and its subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX and its subsidiary as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                             /s/ Imowitz Koenig & Co., LLP
                                             Certified Public Accountants



New York, N.Y.
January 30, 1998


                          CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997




Assets
  Cash and cash equivalents                                            $ 4,787
  Receivables and deposits                                                 845
  Restricted escrows                                                       406
  Other assets                                                             875
  Investment properties (Notes A and E)
     Land                                                  $ 11,635
     Buildings and related personal property                 84,206
                                                             95,841
     Less accumulated depreciation                          (40,016)    55,825
                                                                       $62,738

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                     $   173
  Tenant security deposits payable                                         278
  Accrued property taxes                                                   421
  Other liabilities                                                      1,180
  Mortgage notes payable (Note B)                                       60,900

Partners' Capital (Deficit)
  General partner's                                        $ (9,096)
  Limited partners' (89,292 units issued
     and outstanding)                                         8,882       (214)
                                                                       $62,738

          See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                        Years Ended December 31,
                                                           1997          1996
Revenues:
 Rental income                                           $ 15,147     $ 14,971
 Other income                                                 842          776
   Total revenues                                          15,989       15,747

Expenses:
 Operating                                                  6,497        7,274
 General and administrative                                   348          415
 Depreciation                                               2,870        2,790
 Interest                                                   5,042        5,143
 Property taxes                                             1,147        1,073
  Total expenses                                           15,904       16,695

Income (loss) before extraordinary item                        85         (948)

Extraordinary loss on early
  extinguishment of debt (Note B)                              --          (14)

Net income (loss)                                        $     85     $   (962)

Net income (loss) allocated to general partner           $     10     $   (114)
Net income (loss) allocated to limited partners                75         (848)
                                                         $     85     $   (962)

Net income (loss) per limited partnership unit:
  Income (loss) before extraordinary item                $    .84     $  (9.36)
  Extraordinary loss on early extinguishment of debt           --         (.14)
  Net income (loss)                                      $    .84     $  (9.50)


          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XIX

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                    Limited
                                  Partnership  General     Limited
                                     Units     Partner's   Partners'   Total

Original Capital contributions     89,292       $     --   $ 89,292  $89,292

Partners' (deficit) capital at
December 31, 1995                  89,292       $ (8,992)  $  9,655  $   663

Net loss for the year ended
December 31,1996                       --           (114)      (848)    (962)

Partners' (deficit) capital at
December 31, 1996                  89,292         (9,106)     8,807     (299)

Net income for the year ended
ended December 31, 1997                --             10         75       85

Partners' (deficit) capital at
December 31, 1997                  89,292       $ (9,096)  $  8,882  $  (214)

          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except unit data)



                                                       Years Ended December 31,
                                                           1997         1996
Cash flows from operating activities:
  Net income (loss)                                    $     85    $   (962)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                         2,870       2,790
     Amortization of loan costs                             135         124
     Loss on disposal of property                            --          11
     Extraordinary loss on early extinguishment of debt      --          14
     Change in accounts:
       Receivables and deposits                              10         (65)
       Other assets                                         (26)         16
       Accounts payable                                     (92)        306
       Tenant security deposits payable                      (5)        (22)
       Accrued property taxes                                54        (134)
       Other liabilities                                    224         429

          Net cash provided by operating activities       3,255       2,507

Cash flows from investing activities:
  Property improvements and replacements                   (832)     (1,130)
  Net (deposits to) withdrawals from restricted            (256)         58
  escrows

          Net cash used in investing activities          (1,088)     (1,072)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (768)       (747)
  Repayment of mortgage notes payable                        --      (3,177)
  Proceeds from long-term borrowings                         --       3,250
  Loan costs                                                (31)       (196)
  Debt extinguishment costs                                  --         (14)

          Net cash used in financing activities            (799)       (884)

Net increase in cash and cash equivalents                 1,368         551

Cash and cash equivalents at beginning of year            3,419       2,868

Cash and cash equivalents at end of year               $  4,787    $  3,419

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  4,686    $  4,653

        See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XIX

                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XIX (the "Partnership") is a California limited partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes. As of December 31, 1997, the Partnership operates eight residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC.

Principles of Consolidation:

The Partnership's financial statements include the accounts of Misty Woods CPF 19, LLC, a wholly owned subsidiary. The Partnership has the ability to control the major operating and financial policies of this partnership. All intercompany transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss, and Distribution:

Net income, net loss, and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying amount. Due to significant prepayment penalties associated with portions of the debt, the Partnership would be unable to refinance those obligations.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation:

Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and five to seven years for furnishings.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising expense, included in operating expenses, was approximately $256,000 and $263,000 for the years ended December 31, 1997 and 1996, respectively.

Loan Costs:

Loan costs of approximately $1,039,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1997, accumulated amortization is approximately $289,000. Amortization of loan costs is included in interest expense.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Distributions:

Cash distributions have been suspended since 1987. Prior to the refinance of McMillan Place (see "Note F"), the Partnership was prohibited from making any distributions except from sales or refinancing of its properties, until the mortgages encumbering McMillan Place were satisfied. Under the terms of the refinancing of the mortgages encumbering McMillan Place, on January 29, 1998, the Partnership is now permitted to make distributions from the operations of all properties except McMillan Place.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):


                         Principal     Monthly                        Principal
                        Balance At     Payment    Stated               Balance
                       December 31,   Including  Interest  Maturity    Due At
Property                   1997       Interest     Rate      Date     Maturity

Wood Lake                $ 7,532       $ 57        7.50%   01/01/03   $ 6,792
Greenspoint                8,821         68        8.33%   05/15/05     7,988
Sandspoint                 9,799         76        8.33%   05/15/05     8,874
Vinings Peak               8,747         67        7.50%   01/01/03     7,888
(formerly Wood Ridge)
Plantation Crossing        5,103         39        7.50%   01/01/03     4,602
Sunrunner                  3,250         20 (1)    7.33%   11/01/03     3,250
McMillan Place
   1st Mortgage           10,152         89        8.25%      (1)      10,152
   2nd Mortgage            2,139         --        8.25%      (2)       2,139
Misty Woods                5,357         40        7.88%   01/01/06     4,777
                         $60,900       $456

(1)  Payments are interest only.

(2) The mortgages secured by McMillan Place Apartments, in the amount of $12,291,000, were in default as of January 20, 1997, due to non-payment upon the acceleration of maturity. The Managing General Partner was successfully able to refinance these mortgages on January 29, 1998 (see "Note F"). The new maturity date for the McMillan Place mortgage notes payable is October 31, 2002.

Effective November 1, 1996, the Partnership refinanced the mortgage encumbering Sunrunner with a new first mortgage in the amount of $3,250,000. The loan requires monthly payments of approximately $20,000 at a rate of 7.33% and matures November 1, 2003. The Partnership incurred closing costs and fees of $114,000. In connection with the Sunrunner refinancing, the Partnership recognized an extraordinary loss on early extinguishment of debt of $14,000, consisting primarily of a prepayment penalty. In connection with the refinancing, the property was conveyed from a wholly-owned subsidiary, Century Sunrunner 19, L.P., back to the Partnership.

The mortgage notes payable are nonrecourse and are secured by pledge of certain of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The notes impose prepayment penalties if repaid prior to maturity.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


                 1998                  $12,887
                 1999                      643
                 2000                      695
                 2001                      751
                 2002                      812
              Thereafter                45,112
                                       $60,900

Included in 1998 payments is the December 31, 1997, outstanding loan balance on the McMillan Place notes payable, as it was in default at December 31, 1997. Subsequent to December 31, 1997, the mortgage notes encumbering McMillan Place were refinanced with a new maturity date of October 31, 2002 (see "Note F").

NOTE C - INCOME TAXES

The Partnership files its tax return on an accrual basis and has computed depreciation for tax purposes using accelerated methods, which are not in accordance with generally accepted accounting principles. A reconciliation of the net income (loss) per the financial statements to the net taxable income
(loss) to partners is as follows (in thousands, except unit data):


                                            1997           1996

Net income (loss) as reported            $    85        $  (962)
Add (deduct):
  Depreciation differences                  (531)          (709)
  Construction period interest
    and taxes                                  3              9
  Miscellaneous                              (21)            (8)
  Prepaid Rent                                (4)            48

Federal taxable loss                     $  (468)       $(1,622)

Federal taxable loss
  per limited partnership unit           $    (5)       $   (16)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


                                                            1997

       Net liabilities as reported                      $   (214)
       Land and buildings                                 (4,858)
       Accumulated depreciation                          (24,321)
       Syndication and distribution costs                 12,413
       Prepaid rent                                           44
       Other                                                 (18)

       Net liabilities - Federal tax basis              $(16,954)

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on its Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the years ended December 31, 1997 and 1996 (in thousands):


                                                            1997        1996

Property management fees (included
 in operating expenses)                                    $740         $737

Reimbursement for services of affiliates including
 approximately $15,000 and $31,000 of construction
 service reimbursements in 1997 and 1996, respectively
 (included in investment properties and operating and
 general and administrative expenses)                       179          187


During the year ended December 31, 1996, the Partnership paid approximately $7,000 to affiliates of the Managing General Partner for expense reimbursements incurred in connection with the November 1996 refinancing of Sunrunner Apartments.

For the period January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited partnership interest in the Partnership, at $175.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997. As a result of the tender offer, such Insignia affiliate purchased 4,892 of the outstanding limited partner units of the Partnership.

In September 1997, the Partnership, along with the Managing General Partner, Insignia and certain Insignia affiliates, was named as a defendant in two separate actions regarding alleged mismanagement of the Partnership and coercion of the limited partners into selling their units pursuant to the tender offers for substantially lower prices than the units are worth. The Managing General Partner believes that these allegations are without merit and has been informed that the plaintiffs in each of these actions intend to discontinue the actions.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(in thousands)


                                            Initial Cost
                                           To Partnership

                                                    Buildings        Cost
                                                   and Related    Capitalized
                                                     Personal    Subsequent to
Description              Encumbrances     Land       Property     Acquisition

Wood Lake                 $ 7,532     $   1,206   $   10,980      $  752
Greenspoint                 8,821         2,165       11,199         534
Sandspoint                  9,799         2,124       13,158         867
Vinings Peak                8,747         1,632       12,321         928
Plantation Crossing         5,103         1,062        7,576         496
Sunrunner                   3,250           634        6,485         230
McMillan Place             12,291         2,399       10,826         615
Misty Woods                 5,357           429        6,846         377

Total                     $60,900     $  11,651   $   79,391      $4,799


                      Gross Amount at Which Carried
                            At December 31, 1997
                               Buildings            Accum-     Year              Depre-
                              And Related           ulated      of     Date      ciable
                                Personal            Deprec- Construc-  Acqu-     Life-
    Description        Land     Property    Total   iation     tion    ired      Years
Wood Lake           $ 1,206    $11,732    $12,938  $ 5,711     1983   12/83    5-30 yrs.
Greenspoint           2,140     11,758     13,898    5,420     1986    2/84    5-30 yrs.
Sandspoint            2,147     14,002     16,149    6,522     1986    2/84    5-30 yrs.
Vinings Peak          1,632     13,249     14,881    6,337     1982    4/84    5-30 yrs.
Plantation Crossing   1,062      8,072      9,134    3,895     1980    6/84    5-30 yrs.
Sunrunner               587      6,762      7,349    3,387     1981    7/84    5-30 yrs.
McMillan Place        2,427     11,413     13,840    5,441     1985    6/85    5-30 yrs.
Misty Woods             434      7,218      7,652    3,303     1986    6/85    5-30 yrs.

Total               $11,635    $84,206    $95,841  $40,016


Reconciliation of Investment Properties and Accumulated Depreciation:


                                                  Years Ended December 31,
                                                     1997          1996

Balance at beginning of year                       $95,009       $93,928
  Property improvements                                832         1,130
   Disposal of property                                 --           (49)

Balance at end of year                             $95,841       $95,009


Accumulated Depreciation

Balance at beginning of year                      $37,146       $34,394
  Additions charged to expense                      2,870         2,790
  Disposal of property                                 --           (38)

Balance at end of year                            $40,016       $37,146

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $90,981,000 and $90,149,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $64,337,000 and $60,936,000, respectively.

NOTE F - SUBSEQUENT EVENT

On January 29, 1998, the Managing General Partner was successfully able to refinance the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The first mortgage was increased to $10,219,000 and was extended through October 31, 2002. This first mortgage requires interest only payments through October 31, 2001 at a rate of 9.15% and will float in the final year at 325 basis points over the one year treasury rate. The second note has been decreased to approximately $2,101,000. This second note also matures on October 31, 2002, however, $800,000 of it does not pay nor accrue interest over its term. The remaining amount of the second note, approximately $1,301,000, accrues interest at the same rates as the first mortgage. In connection with this refinancing, the Partnership also borrowed an additional $270,000 from an affiliate of the Managing General Partner. As a result of the refinancings, the Partnership was forgiven debt of approximately $105,000 and it had a net cash usage of approximately $358,000 for payments on mortgage notes, accrued interest and loan costs. Under the terms of the refinanced mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Neither Century Properties Fund XIX (the "Partnership") nor Fox Partners II ("Fox"), the general partner of the Partnership, has any officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of the Managing General Partner are set forth below.

     Name                           Age                    Position

William H. Jarrard, Jr.             51                   President and Director

Ronald Uretta                       41                   Vice President and
                                                         Treasurer

Martha L. Long                      38                   Controller

Robert D. Long, Jr.                 30                   Vice President

Daniel M. LeBey                     32                   Vice President and
                                                         Secretary

Kelley M. Buechler                  40                   Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since June 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia From January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998, and Insignia's Assistant Secretary since April 30, 1997. Since July 1996, he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. The Managing General Partner directly owns 100 limited partnership units in the Partnership.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of January 1, 1998.

   Name and address of                   Amount and nature of
   Beneficial Owner                      Beneficial Ownership      % of Class

   Insignia Properties L.P.               29,938.66                 33.5

    All directors and executive
    officers as a group (6 persons)             --                    --


(1) The business address for Insignia Properties L.P. is One Insignia Financial Plaza, Greenville, South Carolina 29602.

On August 28, 1997, a wholly-owned subsidiary of Insignia Properties L.P. ("IPLP"), an Insignia affiliate, (the "Purchaser"), commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited partnership interest in the Partnership, at $175.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the tender offer, IPLP purchased 4,892 of the outstanding limited partner units of the Partnership.

As a result of its ownership of 29,938.66 limited partnership units, IPLP could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP has agreed for the benefit of non-tendering unit holders, that it will vote its 24,811.66 Units acquired on January 19, 1996: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote each Unit acquired on January 19, 1996, or with the August 28, 1997, tender offer.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on its Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole stockholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the years ended December 31, 1997 and 1996 (in thousands):


                                                     1997           1996

Property management fees                            $740            $737
Reimbursement for services of affiliates
including approximately $15,000 and $31,000
   of construction service reimburse-
   ments in 1997 and 1996, respectively              179             187

During the year ended December 31, 1996, the Partnership paid approximately $7,000 to affiliates of the Managing General Partner for expense reimbursements incurred in connection with the November 1996 refinancing of Sunrunner Apartments.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

At December 31, 1997, an affiliate of Insignia owned approximately 33.5% of the limited partnership units of the Partnership, as discussed in "Item 11" above.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed in the fourth quarter of 1997: None.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CENTURY PROPERTIES FUND XIX

                           By:   FOX PARTNERS II,
                                 Its General Partner


                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Its Managing General Partner


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director

                           Date: March 30, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name                   Title                        Date

/s/William H. Jarrard, Jr.       President and Director       March 30, 1998
William H. Jarrard, Jr.


/s/Ronald Uretta                 Vice President and           March 30, 1998
Ronald Uretta                    Treasurer



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

          10.1 Amended and Restated Note A, made as of September 1, 1994, by the Registrant in favor of The Travelers Insurance Company ("Travelers") in the principal amount of $10,800,000, incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

          10.2 Amended and Restated Note B, made as of September 1, 1994, by the Registrant in favor of Travelers in the principal amount of $2,138,673.53, incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

          10.3 Amended and Restated Deed of Trust, dated as of September 1, 1994, between the Registrant and Travelers, incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

          10.4 Amended and Restated Note B, made as of September 1, 1994, between the Registrant and Travelers, incorporated by reference to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

          10.5 Promissory Note made December 15, 1995, by the Registrant in favor of Connecticut General Life Insurance Company ("CIGNA") in the principal amount of $22,000,000 relating to the refinancing of Wood Lake, Wood Ridge, and Plantation Crossing incorporated by reference to Exhibit 10.5 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

          10.6 Form of Deed to Secure Debt and Security Agreement from the Registrant to CIGNA relating to the refinancing of Wood Lake, Wood Ridge, and Plantation Crossing incorporated by reference to Exhibit 10.6 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

          10.7 First Mortgage Note from the Registrant to Secore Financial Corporation ("Secore") relating to the refinancing of Misty Woods Apartments incorporated by reference to Exhibit 10.7 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

          10.8 First Mortgage and Security Agreement dated as of December 29, 1995, from the Registrant to Secore relating to the refinancing of Misty Woods Apartments incorporated by reference to Exhibit 10.8 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

          10.9 Multifamily Note secured by a Mortgage or Deed of Trust dated November 1, 1996, between Century Properties Fund XIX and Lehman Brothers Holdings, Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a Division of Lehman Brothers Holdings Inc., relating to Sunrunner Apartments incorporated by reference to
                          Exhibit 10.9 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

         10.10 Amendment to Amended and Restated Note A dated January 29, 1998, between the Partnership and The Travelers Insurance Company relating to McMillan Place.

         10.11 Amendement to Amended and Restated Note B dated January 29, 1998, between the Partnership and The Travelers Insurance Company relating to McMillian Place.

          16. Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.

          27.             Financial data schedule.