Form 10QSB
period 1998-03-31
CENTURY PROPERTIES FUND XIX
filed 1998-05-14
CIK 705752

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U. S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from________to_________

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                          CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                    $ 5,192
  Receivables and deposits                                         849
  Restricted escrows                                               451
  Other assets                                                     820
  Investment properties:
    Land                                          $ 11,635
    Buildings and related personal property         84,339
                                                    95,974
    Less accumulated depreciation                  (40,741)     55,233

                                                               $62,545

Liabilities and Partners' (Deficit) Capital

Liabilities
  Accounts payable                                             $   139
  Tenant security deposits payable                                 288
  Accrued property taxes                                           457
  Other liabilities                                                528
  Mortgage notes payable (Note C)                               61,156

Partners' (Deficit) Capital
  General partner's                               $ (9,092)
  Limited partners' (89,292 units issued and
   outstanding)                                      9,069         (23)

                                                               $62,545


          See Accompanying Notes to Consolidated Financial Statements

b)
                          CENTURY PROPERTIES FUND XIX
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                                          Three Months Ended
                                                               March 31,
                                                           1998         1997
Revenues:
 Rental income                                           $  3,796    $  3,676
 Other income                                                 209         204
   Total revenues                                           4,005       3,880

Expenses:
 Operating                                                  1,439       1,423
 General and administrative                                    81          84
 Depreciation                                                 725         706
 Interest                                                   1,247       1,262
 Property taxes                                               322         281
  Total expenses                                            3,814       3,756

Net income                                               $    191    $    124

Net income allocated to general partner                  $      4    $     15
Net income allocated to limited partners                      187         109
                                                         $    191    $    124

Net income per limited partnership unit                  $   2.10    $   1.23


          See Accompanying Notes to Consolidated Financial Statements


c)
                          CENTURY PROPERTIES FUND XIX

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General     Limited
                                     Units       Partner     Partners      Total
Original capital contributions    89,292       $    --      $  89,292    $  89,292

Partners' (deficit) capital
 at December 31, 1997             89,292       $(9,096)    $   8,882     $    (214)

Net income for the three months
 ended March 31, 1998                 --             4           187           191

Partners' (deficit) capital
 at March 31, 1998                89,292       $(9,092)    $   9,069     $     (23)

          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                               1998         1997
Cash flows from operating activities:
 Net income                                                $    191     $    124
 Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                               725          706
     Amortization                                                32           33
     Change in accounts:
       Receivables and deposits                                  (4)          84
       Other assets                                              41           (1)
       Accounts payable                                         (34)        (108)
       Tenant security deposits payable                          10           (3)
       Accrued property taxes                                    36           26
       Other liabilities                                       (498)          44

         Net cash provided by operating activities              499          905

Cash flows from investing activities:
  Property improvements and replacements                       (133)        (192)
  Net deposits to restricted escrows                            (45)        (126)

         Net cash used in investing activities                 (178)        (318)

Cash flows from financing activities:
  Payment on mortgage notes payable                            (165)        (186)
  Proceeds from mortgage notes payable                          270           --
  Loan costs paid                                               (21)         (15)

         Net cash provided by (used in) financing
            activities                                           84         (201)

Net increase in cash and cash equivalents                       405          386

Cash and cash equivalents at beginning of period              4,787        3,419

Cash and cash equivalents at end of period                 $  5,192     $  3,805

Supplemental information:
  Cash paid for interest                                   $  1,720     $  1,177

Supplemental information on noncash financing activity:
  Conversion of accrued interest to principal              $    154     $     --

          See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The general partners of Fox Partners II are FCMC, Fox Realty Investors ("FRI"), and Fox Partners 83. NPI Equity Investments II, Inc., a Florida Corporation ("NPI Equity"), is the managing general partner of FRI.

The Partnership has no employees and is dependent on its general partner, Fox Partners II, a California general partnership, and the Managing General Partner and their affiliates for the management and administration of all partnership activities. The Managing General Partner and NPI Equity are wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred in the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                         1998        1997
Property management fees (included in operating
  expenses)                                               $198       $184
Reimbursement for services of affiliates, including
  approximately $1,000 and $5,000 of construction
  oversight reimbursements in 1998 and 1997,
  respectively (included in general and
  administrative and operating expenses
  and investment properties)                                46         44

During the three months ended March 31, 1998, the Partnership borrowed $270,000 from an affiliate of the Managing General Partner in conjunction with the modification of the mortgages encumbering McMillan Place as discussed in Note C.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

On August 28, 1997, an Insignia affiliate (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited partnership interest in the Partnership, at $175.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated August 28, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on August 28, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partnership interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the tender offer, an Insignia affiliate purchased 4,892 of the outstanding limited partner units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The total future cash payments of the modified loans exceed the carrying value of the loans as of the date of modification. Consequently, interest on the restructured debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans
at the date of modification.   Accrued interest and late charges to the
effective date were paid on the first mortgage and approximately $86,000 was transferred from the second mortgage balance to the first mortgage balance increasing the first mortgage to approximately $10,219,000. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the appreciated fair market value of McMillan Place as defined in the note agreement. The Partnership was required to pay $270,000 of accrued interest on the second mortgage. In addition, an affiliate of the Managing General Partner was required to pay an additional $270,000 on behalf of the Partnership which was applied to accrued interest on the second mortgage. The remaining accrued interest on the second mortgage was rolled to principal in the amount of approximately $154,000. The second mortgage balance of approximately $2,207,000 consists of a non-interest bearing portion of $800,000 which is due at the maturity date of October 31, 2002, and an interest bearing portion. The interest bearing portion has a stated interest rate of 9.15% and an effective rate of 4.47%. Under the terms of the modified mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1998 and 1997:


                                               Average
                                              Occupancy
Property                                   1998        1997

Sunrunner Apartments
  St. Petersburg, Florida                   98%         95%

Misty Woods Apartments
  Charlotte, North Carolina                 86%         91%

McMillan Place Apartments
  Dallas, Texas                             94%         97%

Vinings Peak Apartments
(formerly Wood Ridge Apartments)
  Atlanta, Georgia                          92%         92%

Wood Lake Apartments
  Atlanta, Georgia                          93%         92%

Plantation Crossing
  Atlanta, Georgia                          92%         89%

Greenspoint Apartments
  Phoenix, Arizona                          94%         92%

Sandspoint Apartments
  Phoenix, Arizona                          96%         93%

The Managing General Partner attributes the decrease in occupancy at Misty Woods to increased competition as a result of newly constructed units, which occupy the same market niche as the property.

The Partnership realized net income of approximately $191,000 and $124,000 for the three month periods ended March 31, 1998 and 1997, respectively. The increase in net income is primarily attributable to an increase in rental income attributable to an increase in the occupancy at a majority of the Partnership's properties. Partially offsetting the increase in net income was an increase in property tax expense. The increase is largely the result of a large increase in tax billings due to an increase in the assessed value of Greenspoint.

Included in operating expense for the three month period ended March 31, 1998, are approximately $59,000 in major repairs and maintenance expense versus approximately $45,000 for the corresponding period in 1997. The 1998 costs were primarily comprised of landscaping at Plantation Crossing and Greenspoint. The 1997 costs were primarily comprised of landscaping, interior and exterior improvements and golf carts.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $5,192,000 as compared to approximately $3,805,000 at March 31, 1997. The net increase in cash and cash equivalents for the three month periods ended March 31, 1998 and 1997, was approximately $405,000 and $386,000, respectively. Net cash provided by operating activities decreased despite an increase in net income due primarily to the repayment of accrued interest included in other liabilities. This repayment was in connection with the modification of the debt encumbering McMillan Place as discussed below. Partially offsetting this decrease is a decrease in cash used in accounts payable due the change in the timing of payments. Net cash used in investing activities decreased due to decreased net cash deposits to restricted escrows and decreased spending on property improvements and replacements. Net cash provided by financing activities increased due to additional borrowing in connection with the modification of the mortgages encumbering McMillan Place in January of 1998.

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

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The total future cash payments of the modified loans exceed the carrying value of the loans as of the date of modification. Consequently, interest on the restructured debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans
at the date of modification.   Accrued interest and late charges to the
effective date were paid on the first mortgage and approximately $86,000 was transferred from the second mortgage balance to the first mortgage balance increasing the first mortgage to approximately $10,219,000. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the appreciated fair market value of McMillan Place as defined in the note agreement. The Partnership was required to pay $270,000 of accrued interest on the second mortgage. In addition, an affiliate of the Managing General Partner was required to pay an additional $270,000 on behalf of the Partnership which was applied to accrued interest on the second mortgage. The remaining accrued interest on the second mortgage was rolled to principal in the amount of approximately $154,000. The second mortgage balance of approximately $2,207,000 consists of a non-interest bearing portion of $800,000 which is due at the maturity date of October 31, 2002, and an interest bearing portion. The interest bearing portion has a stated interest rate of 9.15% and an effective rate of 4.47%. Under the terms of the modified mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Mortgage indebtedness of approximately $61,156,000 is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006, at which time the properties will either be refinanced or sold. No cash distributions were paid in 1997 or during the first three months of 1998. The Managing General Partner anticipates making distributions in the second and fourth quarters of 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The three lawsuits previously described in the Partnership's 1997 Annual Report on Form 10-KSB relating to the August, 1997, tender offers made by an Insignia affiliate (the Kline, City Partnerships, and Heller complaints) each have been voluntarily discontinued by their respective plaintiffs, with no material affect on the financial condition or operations of the Partnership.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None filed during the quarter ended March 31, 1998


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





                           CENTURY PROPERTIES FUND XIX

                           By:   FOX PARTNERS II
                                 Its General Partner


                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Its Managing General Partner


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and
                                 Treasurer


                           Date: May 14, 1998