Form 10QSB
period 1998-06-30
CENTURY PROPERTIES FUND XIX
filed 1998-08-07
CIK 705752

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


                  For the quarterly period ended June 30, 1998


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                          CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998


Assets
  Cash and cash equivalents                                    $ 3,867
  Receivables and deposits                                       1,031
  Restricted escrows                                               264
  Other assets                                                     770
  Investment properties:
    Land                                          $ 11,635
    Buildings and related personal property         84,774
                                                    96,409
    Less accumulated depreciation                  (41,472)     54,937

                                                               $60,869

Liabilities and Partners' (Deficit) Capital

Liabilities
  Accounts payable                                             $   164
  Tenant security deposits payable                                 302
  Accrued property taxes                                           613
  Other liabilities                                                514
  Mortgage notes payable (Note C)                               61,004

Partners' (Deficit) Capital
  General partner's                               $ (9,096)
  Limited partners' (89,292 units issued and
   outstanding)                                      7,368      (1,728)

                                                               $60,869

          See Accompanying Notes to Consolidated Financial Statements

b)
                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months             Six Months
                                    Ended June 30,          Ended June 30,
                                  1998        1997        1998        1997
Revenues:
  Rental income                  $3,846      $3,687      $7,642      $7,363
  Other income                      228         202         437         406
     Total revenues               4,074       3,889       8,079       7,769
Expenses:
  Operating                       1,614       1,594       3,053       3,017
  General and administrative         76          69         157         153
  Depreciation                      731         715       1,456       1,421
  Interest                        1,244       1,263       2,491       2,525
  Property tax                      290         276         612         557
     Total expenses               3,955       3,917       7,769       7,673
Net income (loss)                $  119      $  (28)     $  310      $   96

Net income (loss) allocated to
  general partner                $   15      $   (4)     $   37      $   11
Net income (loss) allocated to
  limited partners                  104         (24)        273          85
                                 $  119      $  (28)     $  310      $   96
Net income (loss) per limited
    partnership unit             $  .96      $ (.28)     $ 3.06      $  .95

Distributions per limited
    partnership unit             $20.01      $   --      $20.01      $   --

          See Accompanying Notes to Consolidated Financial Statements

c)
                          CENTURY PROPERTIES FUND XIX

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership    General     Limited
                                   Units       Partner    Partners      Total

Original capital contributions  89,292        $    --     $  89,292   $  89,292

Partners' (deficit) capital
 at December 31, 1997           89,292        $(9,096)   $   8,882    $    (214)

Distribution paid to partners       --            (37)      (1,787)      (1,824)

Net income for the six months
 ended June 30, 1998                --             37          273          310

Partners' (deficit) capital
 at June 30, 1998               89,292        $(9,096)   $   7,368    $  (1,728)

          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended
                                                                 June 30,
                                                            1998        1997
Cash flows from operating activities:
 Net income                                              $    310    $     96
 Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                           1,456       1,421
     Amortization                                              61          66
     Change in accounts:
       Receivables and deposits                              (186)        (86)
       Other assets                                            56         (58)
       Accounts payable                                        (9)        (76)
       Tenant security deposits payable                        24         (23)
       Accrued property taxes                                 192         185
       Other liabilities                                     (512)         96

         Net cash provided by operating activities          1,392       1,621

Cash flows from investing activities:
 Property improvements and replacements                      (568)       (422)
 Net withdrawals from (deposits to) restricted escrows        142        (139)

         Net cash used in investing activities               (426)       (561)

Cash flows from financing activities:
 Payment on mortgage notes payable                           (311)       (376)
 Proceeds from mortgage notes payable                         270          --
 Distributions to partners                                 (1,824)         --
 Loan costs paid                                              (21)        (21)

         Net cash used in financing activities             (1,886)       (397)

Net (decrease) increase in cash and cash equivalents         (920)        663

Cash and cash equivalents at beginning of period            4,787       3,419

Cash and cash equivalents at end of period               $  3,867    $  4,082

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  2,934    $  2,351

Supplemental information on noncash financing activity:
  Conversion of accrued interest to principal            $    154    $     --

          See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with affiliates of Insignia were incurred in the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                          1998        1997
Property management fees (included in operating
  expenses)                                               $405        $369
Reimbursement for services of affiliates (included in
  general and administrative and operating
  expenses)                                                 82          78


In addition, the Partnership paid approximately $3,000 and $9,000 during the six month periods ended June 30, 1998 and 1997, respectively. These reimbursements were paid to an affiliate of the Managing General Partner for construction oversight reimbursements related to capital improvements and major repair projects.

During the first quarter of 1998, the Partnership borrowed $270,000 from an affiliate of the Managing General Partner in conjunction with the modification of the mortgages encumbering McMillan Place as discussed in Note C.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


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

NOTE D - DISTRIBUTIONS

During the first six months of 1998, the Partnership distributed approximately $1,787,000 ($20.01 per limited partnership unit) to the limited partners and approximately $37,000 to the general partners from sale proceeds for Parkside Village Apartments in May 1993. No cash distributions were paid in 1997.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1998 and 1997:


                                                Average
                                               Occupancy
Property                                    1998        1997

Sunrunner Apartments
  St. Petersburg, Florida                   96%         94%

Misty Woods Apartments
  Charlotte, North Carolina                 90%         91%

McMillan Place Apartments
  Dallas, Texas                             95%         96%

Vinings Peak Apartments
  Atlanta, Georgia                          92%         92%

Wood Lake Apartments
  Atlanta, Georgia                          93%         93%

Plantation Crossing
  Atlanta, Georgia                          93%         87%

Greenspoint Apartments
  Phoenix, Arizona                          93%         92%

Sandspoint Apartments
  Phoenix, Arizona                          95%         91%

The Managing General Partner attributes the increase in occupancy at Plantation Crossing to the improved economy of the market and an increase in concessions to new tenants and at Sandspoint to increased marketing efforts.

The Partnership realized net income of approximately $310,000 and $96,000 for the six month periods ended June 30, 1998 and 1997, respectively. The Partnership realized net income of approximately $119,000 for the three months ended June 30, 1998 and a net loss of approximately $28,000 for the three months ended June 30, 1997. The increase in net income, for both the three and six month periods ended June 30, 1998, is primarily due to an increase in rental income attributable to increased occupancy at a majority of the Partnership's properties. Partially offsetting the increase in net income is an increase in property tax expense. The increase is largely the result of an increase in the assessed value of Greenspoint. In addition to the above, the net income for the three months ended June 30, 1998, increased due to an increase in other income. Other income increased due to an increase in interest income related to higher investment balances held in the second quarter of 1998 versus the comparable period in 1997.

Included in operating expense for the six month period ended June 30, 1998, are approximately $225,000 in major repairs and maintenance expense versus approximately $187,000 for the corresponding period in 1997. The 1998 costs are primarily comprised of exterior building improvements and landscaping. The 1997 costs are primarily comprised of landscaping, window coverings, and exterior building improvements.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $3,867,000 as compared to approximately $4,082,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six month period ended June 30, 1998, was approximately $920,000. For the six month period ended June 30, 1997 the Partnership had a net increase in cash and cash equivalents of approximately $663,000. Net cash provided by operating activities decreased despite an increase in net income due primarily to the repayment of accrued interest included in other liabilities. This repayment was in connection with the modification of the debt encumbering McMillian Place as discussed below.
Net cash used in investing activities decreased due to increased net withdrawals from restricted escrows related to capital improvements. Partially offsetting this decrease was an increase in cash used for property improvements and replacements. Net cash used in financing activities increased due to the distribution paid to the partners in the second quarter of 1998. Partially offsetting the effect of the distributions was the receipt of proceeds from the borrowing from an affiliate of the Managing General Partner in conjunction with the modification of the terms of the mortgages encumbering McMillian Place in January of 1998.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Mortgage indebtedness of approximately $61,004,000 is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006, at which time the properties will either be refinanced or sold. During the first six months of 1998, the Partnership distributed approximately $1,787,000 ($20.01 per limited partnership unit) to the limited partners and approximately $37,000 to the general partners from sale proceeds for Parkside Village Apartments in May
1993.  No cash distributions were paid in 1997.   Future cash distributions will
depend on the levels of cash generated from operations (except for McMillan Place), property sales or refinancings and the availability of cash reserves.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

b) Reports on Form 8-K: None filed during the quarter ended June 30, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CENTURY PROPERTIES FUND XIX

                           By:   FOX PARTNERS II,
                                 Its General Partner


                           By:   FOX CAPITAL MANAGEMENT CORPORATION
                                 Its Managing General Partner


                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: August 7, 1998