Form 10QSB
period 1998-09-30
CENTURY PROPERTIES FUND XIX
filed 1998-11-12
CIK 705752

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                          CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998



Assets
  Cash and cash equivalents                                   $ 4,495
  Receivables and deposits                                      1,306
  Restricted escrows                                              223
  Other assets                                                    775
  Investment properties:
    Land                                          $ 11,635
    Buildings and related personal property         85,070
                                                    96,705
    Less accumulated depreciation                  (42,204)    54,501

                                                              $61,300

Liabilities and Partners' (Deficit) Capital

Liabilities:
  Accounts payable                                            $   180
  Tenant security deposits payable                                306
  Accrued property taxes                                          910
  Payable to affiliate (Note C)                                   270
  Other liabilities                                               540
  Mortgage notes payable (Note C)                              60,578

Partners' (Deficit) Capital:
  General partner's                               $ (9,068)
  Limited partners' (89,292 units issued and
   outstanding)                                      7,584     (1,484)

                                                              $61,300

          See Accompanying Notes to Consolidated Financial Statements


b)
                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                Three Months Ended   Nine Months Ended
                                   September 30,        September 30,
                                  1998      1997      1998      1997
Revenues:
  Rental income                  $ 3,903   $ 3,604   $11,545   10,967
  Other income                       220       218       657      624
     Total revenues                4,123     3,822    12,202   11,591
Expenses:
  Operating                        1,551     1,512     4,604    4,529
  General and administrative          55        86       212      239
  Depreciation                       732       723     2,188    2,144
  Interest                         1,240     1,260     3,731    3,785
  Property tax                       301       283       913      840
     Total expenses                3,879     3,864    11,648   11,537
Net income (loss)                $   244   $   (42)  $   554       54

Net income (loss) allocated to
  general partner                $    28   $    (5)  $    65        6
Net income (loss) allocated to
  limited partners                   216       (37)      489       48
                                 $   244   $   (42)  $   554       54
Net income (loss) per limited
  partnership unit               $  2.42   $  (.41)  $  5.48      .54

Distribution per limited
  partnership unit               $    --   $    --   $ 20.01       --

          See Accompanying Notes to Consolidated Financial Statements


c)
                          CENTURY PROPERTIES FUND XIX

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General   Limited
                                    Units      Partner  Partners    Total

Original capital contributions    89,292       $    --   $89,292   $89,292

Partners' (deficit) capital
 at December 31, 1997             89,292       $(9,096)  $ 8,882   $  (214)

Distribution paid to partners         --           (37)   (1,787)   (1,824)

Net income for the nine months
 ended September 30, 1998             --            65       489       554

Partners' (deficit) capital
 at September 30, 1998            89,292       $(9,068)  $ 7,584   $(1,484)

          See Accompanying Notes to Consolidated Financial Statements


d)
                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                             1998      1997
Cash flows from operating activities:
 Net income                                                $    554  $     54
 Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation                                             2,188     2,144
     Amortization of loan costs and mortgage discount            91       102
     Changes in accounts:
       Receivables and deposits                                (461)     (265)
       Other assets                                              16       (80)
       Accounts payable                                           7       (95)
       Tenant security deposits payable                          28       (19)
       Accrued property taxes                                   489       391
       Other liabilities                                       (486)      173

         Net cash provided by operating activities            2,426     2,405

Cash flows from investing activities:
 Property improvements and replacements                        (864)     (615)
 Net withdrawals from (deposits to) restricted escrows          183      (197)

         Net cash used in investing activities                 (681)     (812)

Cash flows from financing activities:
 Payment on mortgage notes payable                             (462)     (571)
 Proceeds from affiliate                                        270        --
 Distribution to partners                                    (1,824)       --
 Loan costs paid                                                (21)      (21)

         Net cash used in financing activities               (2,037)     (592)

Net (decrease) increase in cash and cash equivalents           (292)    1,001

Cash and cash equivalents at beginning of period              4,787     3,419

Cash and cash equivalents at end of period                 $  4,495  $  4,420

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  4,144  $  3,523

Supplemental information on noncash financing activity:
  Conversion of accrued interest to principal              $    154  $     --

          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The general partners of Fox Partners II, the general partner of the Partnership, are FCMC, Fox Realty Investors ("FRI"), and Fox Partners 83. NPI Equity Investments II, Inc., a Florida Corporation ("NPI Equity"), is the managing general partner of FRI.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred in the nine month periods ended September 30, 1998 and 1997:


                                                             1998      1997
                                                             (in thousands)

Property management fees (included in operating expenses)    $613      $552

Reimbursement for services of affiliates including
  approximately $5,000 and $12,000 of construction
  oversight reimbursements in 1998 and 1997, respectively
  (included in investment properties and general and
  administrative and operating expenses)                      123       130


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

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited Partnership interest in the Partnership, at $175.00 per unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 4,892 of the outstanding limited partner units of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The total future cash payments of the modified loans exceed the carrying value of the loans as of the date of modification. Consequently, interest on the restructured debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans at the date of modification. Accrued interest and late charges to the effective date were paid on the first mortgage and approximately $86,000 was transferred from the second mortgage balance to the first mortgage balance increasing the first mortgage to approximately $10,219,000. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the appreciated fair market value of McMillan Place as defined in the note agreement. The Partnership was required to pay $270,000 of accrued interest on the second mortgage. In addition, an affiliate of the Managing General Partner paid an additional $270,000 on behalf of the Partnership which was applied to accrued interest on the second mortgage. The remaining accrued interest on the second mortgage was rolled to principal in the amount of approximately $154,000. The second mortgage balance of approximately $2,207,000 consists of a non-interest bearing portion of $800,000 which is due at the maturity date of October 31, 2002, and an interest bearing portion. The interest bearing portion has a stated interest rate of 9.15% and an effective rate of 4.47%. Under the terms of the modified mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.

NOTE D - DISTRIBUTION

In June 1998, the Partnership distributed approximately $1,787,000 ($20.01 per limited partnership unit) to the limited partners and approximately $37,000 to the general partner from sale proceeds for Parkside Village Apartments in May 1993. No cash distributions were paid in 1997.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. ("Insignia") completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO
acquired control of the Managing General Partner.   In addition, AIMCO also
acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1998 and 1997:


                                           Average Occupancy
Property                                    1998       1997

Sunrunner Apartments
  St. Petersburg, Florida                   96%        95%

Misty Woods Apartments
  Charlotte, North Carolina                 92%        91%

McMillan Place Apartments
  Dallas, Texas                             96%        96%

Vinings Peak Apartments
  Atlanta, Georgia                          94%        92%

Plantation Crossing
  Atlanta, Georgia                          93%        89%

Wood Lake Apartments
  Atlanta, Georgia                          94%        93%

Greenspoint Apartments
  Phoenix, Arizona                          91%        90%

Sandspoint Apartments
  Phoenix, Arizona                          94%        89%


The Managing General Partner attributes the increase in occupancy at Plantation Crossing to the improved economy of the market and an increase in concessions to new tenants and at Sandspoint to increased marketing efforts.

The Partnership realized net income of approximately $554,000 and $54,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The Partnership realized net income of approximately $244,000 for the three months ended September 30, 1998, and a net loss of approximately $42,000 for the three months ended September 30, 1997. The increase in net income, for both the three and nine month periods ended September 30, 1998, is primarily due to an increase in rental income attributable to increased occupancy at all of the Partnership's properties. The increase in net income is also due to a decline in interest and general and administrative expenses. The decrease in interest expense is the result of the refinancing of the mortgage encumbering McMillan Place. General and administrative expenses declined due to decreases in administrative, audit, and tax expenditures. Partially offsetting the increase in net income is an increase in property tax expense as the result of an increase in the assessed value of Greenspoint.

Included in operating expense for the nine month period ended September 30, 1998, are approximately $252,000 in major repairs and maintenance expense versus approximately $242,000 for the corresponding period in 1997. The 1998 expense are primarily comprised of exterior building improvements and landscaping. The 1997 expense are primarily comprised of landscaping, window coverings, and exterior building improvements.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $4,495,000 as compared to approximately $4,420,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine month period ended September 30, 1998, was approximately $292,000. For the nine month period ended September 30, 1997, the Partnership had a net increase in cash and cash equivalents of approximately $1,001,000. Net cash provided by operations remained relatively stable. Cash provided by operations increased due to the increase in net income, as discussed above, and a decrease in other liabilities. The decrease in other liabilities is due to the repayment of accrued interest. This repayment was in connection with the modification of the debt encumbering McMillan Place, as discussed below. Partially offsetting these changes was an increase in accounts payable. The increase in accounts payable is the result of the timing of payments to vendors. Net cash used in investing activities decreased due to increased net withdrawals from restricted escrows related to capital improvements. Partially offsetting this decrease was an increase in cash used for property improvements and replacements. Net cash used in financing activities increased due to the distribution paid to the partners in the second quarter of 1998. Partially offsetting the effect of the distribution was the receipt of proceeds from the borrowing from an affiliate of the Managing General Partner in conjunction with the modification of the terms of the mortgages encumbering McMillian Place in January of 1998.

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

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The total future cash payments of the modified loans exceed the carrying value of the loans as of the date of modification. Consequently, interest on the restructured debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans at the date of modification. Accrued interest and late charges to the effective date were paid on the first mortgage and approximately $86,000 was transferred from the second mortgage balance to the first mortgage balance increasing the first mortgage to approximately $10,219,000. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the appreciated fair market value of McMillan Place as defined in the note agreement. The Partnership was required to pay $270,000 of accrued interest on the second mortgage. In addition, an affiliate of the Managing General Partner paid an additional $270,000 on behalf of the Partnership which was applied to accrued interest on the second mortgage. The remaining accrued interest on the second mortgage was rolled to principal in the amount of approximately $154,000. The second mortgage balance of approximately $2,207,000 consists of a non-interest bearing portion of $800,000 which is due at the maturity date of October 31, 2002, and an interest bearing portion. The interest bearing portion has a stated interest rate of 9.15% and an effective rate of 4.47%. Under the terms of the modified mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. Mortgage indebtedness of approximately $60,578,000 is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006. The Managing General Partner will attempt to refinance such remaining indebtedness or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. In June 1998, the Partnership distributed approximately $1,787,000 ($20.01 per limited partnership unit) to the limited partners and approximately $37,000 to the general partner from sale proceeds for Parkside Village Apartments in May 1993. No cash distributions were paid in 1997. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia completed its merger with and into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       b)  Reports on Form 8-K:

           None filed during the quarter ended September 30, 1998.



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



                               CENTURY PROPERTIES FUND XIX

                               By:         FOX PARTNERS II,
                                           Its General Partner


                               By: FOX CAPITAL MANAGEMENT CORPORATION Its Managing General Partner


                               By:         /s/ Patrick Foye
                                           Patrick Foye
                                           Executive Vice President


                               By:         /s/ Timothy R. Garrick
                                           Timothy R. Garrick
                                           Vice President - Accounting
                                           (Duly authorized officer)

                               Date:       November 12, 1998