Form 10KSB
period 1998-12-31
CENTURY PROPERTIES FUND XIX
filed 1999-03-30
CIK 705752

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

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

                     Units of Limited Partnership Interest
                                (Title of class)

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

State issuer's revenues for its most recent fiscal year.  $16,350,000

State the aggregate market value of the voting partnership interest held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interest, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE






                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Century Properties Fund XIX (the "Partnership" or "Registrant") was organized in August 1982, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners II, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Partnership agreement provides that the Partnership is to terminate on December 31, 2007, unless terminated prior to such date.

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

The Registrant is engaged in the business of operating, holding for investment, and ultimately selling income providing multi-family residential properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

Beginning in September 1983 through October 1984, the Partnership offered $90,000,000 in Limited Partnership Units and sold units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real properties. Since its initial offering the Registrant has not received, nor have limited partners been required to make additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in seven states. The Partnership's acquisition activities were completed in June 1985 and since then the principal activity of the Partnership has been managing its portfolio. One property was sold in each of the years 1988, 1992, 1993, and 1994. In addition, one property was foreclosed on in 1993. See "Item 2. Description of Properties" for a description of the Partnership's remaining eight properties.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the Managing General partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services, for the years ended December 31, 1998 and 1997.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC and NPI Equity Investment II, Inc. ("NPI Equity"), the managing general partner of FRI. Effective December 31, 1996, Insignia Properties Trust ("IPT"), an affiliate of Insignia acquired the stock of NPI Equity.

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Tender Offers

On January 19, 1996, Insignia Properties, L.P. ("IPLP") purchased from DeForest Ventures I L.P. all of its interest in the Partnership. Pursuant to a Schedule 13-D filed by IPLP with the Securities and Exchange Commission, IPLP acquired 24,811.66 limited partnership units or approximately 28% of the total limited partnership units of the Partnership.

On August 28, 1997, IPLP Acquisition I, LLC, (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited partnership interest in the Partnership, at $175.00 per Unit, net to the seller in cash. As a result of the tender offer, the affiliate of the Managing General Partner purchased 4,892 of the outstanding limited partner units of the Partnership.

At December 31, 1998, such AIMCO affiliates owned a total of 30,093.66 units, which is approximately 33.7% of the total outstanding units, (See "Item 11. Security Ownership of Certain Beneficial Owners and Management").

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

                                Date of
Property                       Purchase       Type of Ownership         Use

Wood Lake Apartments             12/83   Fee ownership subject to    Apartment-
 Atlanta, Georgia                         first mortgage             220 units

Greenspoint Apartments           02/84   Fee ownership subject to    Apartment-
 Phoenix, Arizona                         first mortgage             336 units

Sandspoint Apartments            02/84   Fee ownership subject to    Apartment-
  Phoenix, Arizona                        first mortgage             432 units

Vinings Peak Apartments          04/84   Fee ownership subject to    Apartment-
  Atlanta, Georgia                        first mortgage             280 units

Plantation Crossing Apartments   06/84   Fee ownership subject to    Apartment-
  Atlanta, Georgia                        first mortgage             180 units

Sunrunner Apartments             07/84   Fee ownership subject to    Apartment-
  St. Petersburg, Florida                 first mortgage             200 units

McMillan Place Apartments        06/85   Fee ownership subject to    Apartment-
  Dallas, Texas                           first and second mortgages 402 units

Misty Woods Apartments (1)       06/85   Fee ownership subject to    Apartment-
  Charlotte, North Carolina               first mortgage             228 units

(1) Property is held by a limited liability corporation which the Partnership owns 100%.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                        Gross

                       Carrying   Accumulated                      Federal

Property                Value    Depreciation    Rate   Method    Tax Basis

                           (in thousands)                       (in thousands)


Wood Lake              $13,019     $ 6,137     5-30 yrs  S/L     $ 3,106

Greenspoint             13,991       5,844     5-30 yrs  S/L       2,673

Sandspoint              16,276       6,994     5-30 yrs  S/L       3,080

Vinings Peak            14,968       6,808     5-30 yrs  S/L       3,706

Plantation Crossing      9,256       4,183     5-30 yrs  S/L       2,376

Sunrunner                7,436       3,622     5-30 yrs  S/L       1,952

McMillan Place          14,164       5,822     5-30 yrs  S/L       5,173

Misty Woods              7,799       3,559     5-30 yrs  S/L       2,158

                       $96,909     $42,969                       $24,224


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                         Principal                                  Principal

                         Balance At    Stated                        Balance

                        December 31,  Interest  Period   Maturity     Due At

Property                    1998        Rate   Amortized   Date    Maturity (3)

                       (in thousands)                             (in thousands)


Wood Lake                $ 7,405        7.50%    25 yrs  01/01/03    $ 6,792

Greenspoint Apartments     8,735        8.33%    30 yrs  05/15/05      7,988

Sandspoint Apartments      9,704        8.33%    30 yrs  05/15/05      8,874

Vinings Peak               8,600        7.50%    25 yrs  01/01/03      7,888

Plantation Crossing        5,017        7.50%    25 yrs  01/01/03      4,602

Sunrunner                  3,250        7.33%     (1)    11/01/03      3,250

McMillan Place (2)

   1st Mortgage           10,219        9.15%     (1)    10/31/02     10,219

   2nd Mortgage            2,187        9.15%     (1)    10/31/02      2,101

Misty Woods Apartments     5,303        7.88%   30 yrs.  01/01/06      4,777

                         $60,420                                      $56,491


(1)  Interest only.
(2) See discussion of McMillan Place debt modification in "Item 6. Management's Discussion and Analysis or Plan of Operations."
(3) See "Item 7. Financial Statements _ Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rate and occupancy for 1998 and 1997 for each property:


                                   Average Annual           Average

                                    Rental Rates           Occupancy

Property                          1998         1997       1998    1997

Wood Lake                     $9,384/unit  $ 9,189/unit   95%     93%

Greenspoint                    7,986/unit    7,838/unit   91%     91%

Sandspoint (1)                 6,927/unit    6,751/unit   94%     89%

Vinings Peak                   8,747/unit    8,541/unit   95%     92%

Plantation Crossing            8,321/unit    8,157/unit   93%     90%

Sunrunner                      6,557/unit    6,291/unit   95%     95%

McMillan Place                 6,250/unit    5,955/unit   96%     95%

Misty Woods                    6,885/unit    6,641/unit   92%     91%


(1) The managing General Partner attributes the increase in occupancy at Sandspoint to improved marketing efforts at the property

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

                                              1998         1998

                                            Billing        Rate

                                         (in thousands)


             Wood Lake                       $119         3.17%

             Greenspoint                      146         1.12%

             Sandspoint                       149         1.38%

             Vinings Peak                     156         3.17%

             Plantation Crossing               62         2.77%

             Sunrunner                        121         2.42%

             McMillan Place                   302         2.54%

             Misty Woods                       88         1.26%


CAPITAL EXPENDITURES:

Sunrunner Apartments

During the year ended December 31, 1998, the Partnership completed approximately $88,000 of capital improvements consisting primarily of appliances, carpet and vinyl replacement and land improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacements, landscaping, swimming pool repairs, roof replacements, appliances and building improvements. These improvements are expected to cost approximately $198,000.

Misty Woods Apartments

During the year ended December 31, 1998, the Partnership completed approximately $147,000 of capital improvements consisting primarily of carpet and vinyl replacement and building improvements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $356,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacement, countertop replacement, landscaping, exterior painting, parking lot repairs, swimming pool repairs and roof replacements. These improvements are expected to cost approximately $372,000.

McMillian Place Apartments

During the year ended December 31, 1998, the Partnership completed approximately $323,000 of capital improvements consisting primarily of swimming pool repairs, carpet replacement and building improvements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacement, fencing, grounds lighting, landscaping, exterior painting, parking lot improvements and swimming pool repairs. These improvements are expected to cost approximately $284,000.

Vinings Peak Apartments

During the year ended December 31, 1998, the Partnership completed approximately $87,000 of capital improvements consisting primarily of HVAC replacements, carpet and vinyl replacement and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $62,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacements, parking lot improvements, roof replacements, appliances and building improvements. These improvements are expected to cost approximately $124,000.

Plantation Crossing Apartments

During the year ended December 31, 1998, the Partnership completed approximately $122,000 of capital improvements consisting primarily of carpet and vinyl replacement, appliances and roof replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $452,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, interior and exterior building improvements. These improvements are expected to cost approximately $431,000.

Wood Lake Apartments

During the year ended December 31, 1998, the Partnership completed approximately $81,000 of capital improvements consisting primarily of clubhouse renovations, carpet and vinyl replacement and HVAC repairs. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $64,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacement, parking lot improvements and roof replacement. These improvements are expected to cost approximately $108,000.

Greenspoint Apartments

During the year ended December 31, 1998, the Partnership completed approximately $93,000 of capital improvements consisting primarily of carpet and vinyl replacement, model furniture, and lighting improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $220,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacement, plumbing improvements, structural improvements, parking lot repairs, swimming pool repairs and roof replacements. These improvements are expected to cost approximately $273,000.

Sands Point Apartments

During the year ended December 31, 1998, the Partnership completed approximately $127,000 of capital improvements consisting primarily of carpet and vinyl replacement and perimeter fencing. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $197,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacement, HVAC replacements, electrical improvements, fencing, landscaping, exterior painting, parking lot improvements, roof replacements, structural improvements and swimming pool repairs. These improvements are expected to cost approximately $310,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February, 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.




                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units aggregating $89,292,000. The Partnership currently has 89,292 units outstanding held by 5,837 limited partners of record. Affiliates of the Managing General Partner owned 30,093.66 units or 33.703% at December 31, 1998. No public trading market has developed for the units, and it is not anticipated that such a market will develop in the future.

The Partnership was prohibited from making any distributions from operations until the mortgages encumbering McMillan Place Apartments were satisfied. However, under the terms of the debt restructuring obtained on McMillan Place Apartments on January 29, 1998, the Partnership is now permitted to make distributions from the operations of the Partnership's other properties. In June 1998, the Registrant distributed approximately $1,824,000 ($20.01 per limited partnership unit) from the proceeds from Parkside Village Apartments which were sold in 1993.

No cash distributions were paid during the year ended December 31, 1997. During the first quarter of fiscal 1999, the Partnership made distributions of approximately $2,050,000 ($22.49 per limited partnership unit) from cash flow from operations and approximately $1,522,000 ($16.70 per limited partnership unit) from sale proceeds of Parkside Village Apartments which were sold in May 1993. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant realized net income for the years ended December 31, 1998 and 1997, of approximately $841,000 and $85,000, respectively. The increase in net income is attributable to an increase in average occupancy at all but two of the Partnership's properties and an increase in average rental rates at all of the Partnership's properties. Partially offsetting this increase in rental income was a slight decrease in other income due to lower interest earned as a result of lower cash balances in 1998 than in 1997. Total expenses increased primarily due to increases in operating expense, depreciation and property taxes which were only partially offset by decreases in general and administrative expense and interest expense. The increase in operating expense was due to an increase in the percentage of gross receipts collected for property management fees at McMillan Place as well as fees paid in connection with the debt modification. The increase in depreciation expense is due to a full year of expense associated with the 1997 property improvements and replacements. Property taxes increased due to increased rates charged by the areas in which the Partnership's properties are located. The decline in interest expense resulted from the restructuring of the debt encumbering McMillan Place in 1998 (see discussion below). The decline in general and administrative expense is due to decreases in administrative, audit, legal, and tax expenditures.

Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by
increasing rents and maintaining a high overall occupancy level.   However, due
to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $5,138,000 as compared to approximately $4,787,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $3,455,000 of cash provided by operating activities, which was partially offset by approximately $914,000 of cash used in investing activities and approximately $2,190,000 of cash used in financing activities. Net cash used in investing activities consisted of capital improvements and was partially offset by net withdrawals from restricted escrows. Net cash used in financing activities consisted primarily of a distribution to partners and payments of principal made on the mortgages encumbering the Registrant's properties. This was slightly offset by the proceeds received on the modification with the McMillan mortgages. The Partnership invests its working capital reserves in money market accounts.

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

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The total future cash payments of the modified loans exceed the carrying value of the loans as of the date of modification. Consequently, interest on the restructured debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage, which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans at the date of modification. Accrued interest and late charges to the effective date were paid on the first mortgage and approximately $86,000 was transferred from the second mortgage balance to the first mortgage balance, increasing the first mortgage to approximately $10,219,000. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the appreciated fair market value of McMillan Place as defined in the note agreement. The Partnership was required to pay $270,000 of accrued interest on the second mortgage. In addition, a former affiliate of the Managing General Partner advanced the Partnership an additional $270,000, which was applied to accrued interest on the second mortgage. This advance which is due upon sale and/or refinancing of the property. The remaining accrued interest on the second mortgage was added to principal in the amount of approximately $154,000. The second mortgage balance of approximately $2,187,000 consists of a non-interest bearing portion of $800,000 which is due at the maturity date of October 31, 2002, and an interest bearing portion of $1,387,000. The interest bearing portion has a stated interest rate of 9.15% and an effective rate of 4.47%. Under the terms of the modified mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $558,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements include carpet and vinyl replacements, swimming pool repairs, roof replacements, exterior painting, parking lot improvements, fencing, landscaping, appliances, building improvements, structural improvements and plumbing improvements. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $60,420,000 is amortized over varying periods with required balloon payments ranging from January 2003 to January 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If any property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

The Registrant was prohibited from making distributions from the operations of the Registrant until the mortgages encumbering McMillan Place are satisfied. However, under the terms of the debt restructuring obtained on McMillan Place on January 29, 1998, the Registrant is now permitted to make distributions from the operations of the Registrant's other investment properties. In June 1998, the Partnership distributed approximately $1,824,000 from sale proceeds for Parkside Village Apartments, which were sold in May 1993. No cash distributions were paid in 1997. During the first quarter of fiscal 1999, the Partnership made distributions of approximately $2,050,000 from cash flow from operations and approximately $1,522,000 from sale proceeds. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS


      Report of Independent Auditors

      Consolidated Balance Sheet - December 31, 1998

      Consolidated Statements of Operations - Years ended December 31, 1998 and
          1997

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1998 and 1997

      Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
          1997

      Notes to Consolidated Financial Statements




               Report of Ernst & Young LLP, Independent Auditors


To the Partners
Century Properties Fund XIX


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999




                          Independent Auditors' Report


To the Partners
Century Properties Fund XIX
Greenville, South Carolina



We have audited the accompanying consolidated statements of operations, changes in partners' deficit and cash flows of Century Property Fund XIX (a limited partnership)(the "Partnership") and its subsidiary for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Century Properties Fund XIX and its subsidiary for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   /s/ IMOWITZ KOENIG & CO., LLP
                                                    Certified Public Accountants


New York, NY
January 30, 1998







                          CENTURY PROPERTIES FUND XIX
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

  Cash and cash equivalents                                          $ 5,138

  Receivables and deposits                                             1,115

  Restricted escrows                                                     252

  Other assets                                                           699

  Investment properties (Notes A, C, F):

     Land                                                  $ 11,635

     Buildings and related personal property                 85,274

                                                             96,909

     Less accumulated depreciation                          (42,969)  53,940

                                                                     $61,144



Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                                   $   213

  Tenant security deposits payable                                       312

  Accrued property taxes                                                 561

  Due to former affiliate                                                270

  Other liabilities                                                      565

  Mortgage notes payable (Note C)                                     60,420


Partners' (Deficit) Capital

  General partner's                                        $ (9,034)

  Limited partners' (89,292 units issued

      and outstanding)                                        7,837   (1,197)

                                                                     $61,144


          See Accompanying Notes to Consolidated Financial Statements






                          CENTURY PROPERTIES FUND XIX
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                  Years Ended December 31,

                                                     1998           1997

Revenues:

 Rental income                                    $ 15,512       $ 14,661

 Other income                                          838            842

   Total revenues                                   16,350         15,503


Expenses:

 Operating                                           6,110          6,011

 General and administrative                            306            348

 Depreciation                                        2,953          2,870

 Interest                                            4,966          5,042

 Property taxes                                      1,174          1,147

   Total expenses                                   15,509         15,418


Net income                                        $    841       $     85


Net income allocated to general partner           $     99       $     10

Net income allocated to limited partners               742             75

                                                  $    841       $     85


Net income per limited partnership unit           $   8.31       $    .84


Distribution per limited partnership unit         $  20.01       $     --


          See Accompanying Notes to Consolidated Financial Statements







                          CENTURY PROPERTIES FUND XIX
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                   Limited

                                 Partnership    General    Limited

                                    Units      Partner's  Partners'   Total


Original capital contributions     89,292       $     --   $ 89,292  $89,292


Partners' (deficit) capital at

 December 31, 1996                 89,292       $ (9,106)  $  8,807  $  (299)


Net income for the year ended

 December 31, 1997                     --             10         75       85


Partners' (deficit) capital at

 December 31, 1997                 89,292         (9,096)     8,882     (214)


Distribution paid to partners          --            (37)    (1,787)  (1,824)


Net income for the year ended

 ended December 31, 1998               --             99        742      841


Partners' (deficit) capital at

 December 31, 1998                 89,292       $ (9,034)  $  7,837  $(1,197)




          See Accompanying Notes to Consolidated Financial Statements







                          CENTURY PROPERTIES FUND XIX
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except unit data)



                                                        Years Ended December 31,

                                                            1998         1997

Cash flows from operating activities:

 Net income                                              $    841    $     85

 Adjustments to reconcile net income to net

  cash provided by operating activities:

   Depreciation                                             2,953       2,870

   Amortization of loan costs and discount                    118         135

   Change in accounts:

       Receivables and deposits                              (270)         10

       Other assets                                            60         (26)

       Accounts payable                                        40         (92)

       Tenant security deposits payable                        34          (5)

       Accrued property taxes                                 140          54

       Other liabilities                                     (461)        224


          Net cash provided by operating activities         3,455       3,255


Cash flows from investing activities:

 Property improvements and replacements                    (1,068)       (832)

 Net withdrawals from (deposits to) restricted escrows        154        (256)


          Net cash used in investing activities              (914)     (1,088)


Cash flows from financing activities:

  Payments on mortgage notes payable                         (615)       (768)

  Proceeds from long-term borrowings                          270          --

  Loan costs                                                  (21)        (31)

  Distribution to partners                                 (1,824)         --


          Net cash used in financing activities            (2,190)       (799)


Net increase in cash and cash equivalents                     351       1,368


Cash and cash equivalents at beginning of year              4,787       3,419


Cash and cash equivalents at end of year                 $  5,138    $  4,787


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  5,352    $  4,686

Supplemental information on non-cash financing activity:

  Transfer of accrued interest to principal              $    154    $     --


          See Accompanying Notes to Consolidated Financial Statements




                          CENTURY PROPERTIES FUND XIX
                   Notes to Consolidated Financial Statements

                               December 31, 1998

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XIX (the "Partnership" or "Registrant") is a California limited partnership organized in August 1982, to operate and ultimately sell residential apartment complexes. As of December 31, 1998, the Partnership operated eight residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

Principles of Consolidation:

The Registrant's financial statements include the accounts of Misty Woods CPF 19, LLC, a wholly owned subsidiary. All significant intercompany transactions have been eliminated.

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

Cash and Cash Equivalents:

Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Reserve Account:

As a condition of refinancing the debt of Sunrunner, Misty Woods, and McMillan Place, the Registrant was required to establish reserve accounts. The reserve accounts were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property. The balance at December 31, 1998, is approximately $252,000, which includes interest.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties consist of eight apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment or value were recorded in the years ended December 31, 1998 or 1997.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Leases:

The Registrant generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs:

The Registrant expenses the costs of advertising as incurred. Advertising costs of approximately $281,000 and $256,000 for the years ended December 31, 1998 and 1997, respectively, were charged to expense as incurred.

Loan Costs:

Loan costs of approximately $1,060,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1998, accumulated amortization is approximately $426,000. Amortization of loan costs is included in interest expense.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Distributions:

Prior to the refinance of McMillan Place (see "Note C"), the Partnership was prohibited from making any distributions except from sales or refinancing of its properties, until the mortgages encumbering McMillan Place were satisfied. As a result, cash distributions had been suspended since 1987. Under the terms of the restructuring of the mortgages encumbering McMillan Place on January 29, 1998, the Partnership is now permitted to make distributions from the operations of all properties except McMillan Place. In June 1998, the Registrant distributed approximately $1,824,000, from the sale proceeds from Parkside Village Apartments, which were sold in May 1993.

During the first quarter of fiscal 1999, the Partnership made distributions of approximately $2,050,000 from cash flow from operations and approximately $1,522,000 from sale proceeds.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports (See "Note H" for disclosure).

Reclassifications:

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                        Principal    Monthly                        Principal

                        Balance At   Payment   Stated                Balance

                       December 31, Including Interest  Maturity     Due At

Property                   1998      Interest   Rate      Date      Maturity

                           (in thousands)                        (in thousands)


Wood Lake                $ 7,405      $ 57      7.50%   01/01/03     $ 6,792

Greenspoint Apartments     8,735        68      8.33%   05/15/05       7,988

Sandspoint Apartments      9,704        76      8.33%   05/15/05       8,874

Vinings Peak               8,600        67      7.50%   01/01/03       7,888

Plantation Crossing        5,017        39      7.50%   01/01/03       4,602

Sunrunner                  3,250        20 (1)  7.33%   11/01/03       3,250

McMillan Place (2)

   1st Mortgage           10,219        78 (1)  9.15%   10/31/02      10,219

   2nd Mortgage            2,187        --      9.15%   10/31/02       2,101

Misty Woods Apartments     5,303        40      7.88%   01/01/06       4,777

Total                    $60,420      $445                            $56,491


(1)  Payments are interest only.
(2)  See discussion below.

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. Accrued interest and late charges to the effective date were paid on the first mortgage and approximately $86,000 was transferred from the second mortgage balance to the first mortgage balance, increasing the first mortgage to approximately $10,219,000. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the appreciated fair market value of McMillan, which was stipulated as $12,860,000 at the time of restructuring, as defined in the note agreement. No contingent interest is due at December 31, 1998, as the fair market value of the property is less than $12,860,000 at December 31, 1998. The Partnership was required to pay $270,000 of accrued interest on the second mortgage. In addition, a former affiliate of the Managing General Partner advanced the Partnership an additional $270,000, which was applied to accrued interest on the second mortgage. This advance is due upon sale and/or refinancing of the property. The remaining accrued interest on the second mortgage was added to principal in the amount of approximately $154,000. The second mortgage balance of approximately $2,187,000 consists of a non-interest bearing portion of $800,000, which is due at the maturity date of October 31, 2002, and an interest bearing portion of $1,387,000. The interest bearing portion has a stated interest rate of 9.15%. The total future cash payments of the modified loans exceed the carrying value of the loans as of the date of modification. Consequently, interest on the modified debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans at the date of modification. Under the terms of the modified mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on the mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


                 1999                  $   643

                 2000                      695

                 2001                      752

                 2002                   13,218

                 2003                   22,888

              Thereafter                22,224

                                       $60,420


NOTE D - INCOME TAXES

The Registrant has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Registrant is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (loss) (in thousands, except per unit data):


                                            1998           1997


Net income as reported                   $   841        $    85

Add (deduct):

 Depreciation differences                   (534)          (531)

 Construction period interest

   and taxes                                  --              3

  Miscellaneous                               68            (21)

  Prepaid Rent                               334             (4)

Federal taxable loss                     $   709        $  (468)

Federal taxable loss

   per limited partnership unit          $     7        $    (5)


The following is a reconciliation between the Registrant's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


                                                             1998

        Net liabilities as reported                      $ (1,197)

        Land and buildings                                 (4,860)

        Accumulated depreciation                          (24,856)

        Syndication and distribution costs                  4,451

        Prepaid rent                                          378

        Other                                                  68

        Deferred Sales Commission                           7,947


        Net liabilities - Federal tax basis              $(18,069)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Registrant has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                                           1998         1997

                                                            (in thousands)

Property management fees (included

 in operating expenses)                                    $825         $740


Reimbursement for services of affiliates including

 approximately $9,000 and $15,000 of construction

 service reimbursements in 1998 and 1997, respectively

 (included in investment properties and operating and

 General and administrative expenses)                       163          179


During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $825,000 and $740,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $163,000 and $179,000 for the years ended December 31, 1998 and 1997, respectively.

For the period January 1, 1997, to August 31, 1997, the Registrant insured its properties under a master policy through an agency affiliated with the General partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Registrant's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In accordance with the Partnership Agreement, the general partner is allocated a partnership management incentive equal to ten percent of net and taxable income
(loss) before gains on property dispositions. The general partner was also allocated its two percent continuing interest in the Partnership's net and taxable income (loss) after the preceding allocation. The general partner is also allocated gain on property dispositions to the extent it is entitled to receive distributions and then 12 percent of the remaining gain.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various affiliates act as general partner. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited partnership interest in the Partnership, at $175.00 per Unit, net to the seller in cash. As a result of the tender offer, such affiliate purchased 4,892 of the outstanding limited partner units of the Partnership.

As a result of its ownership of 30,093.66 limited partnership units, AIMCO, through its affiliates, could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its
Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.



NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                         Initial Cost

                                         To Partnership

                                         (in thousands)

                                                  Buildings        Net Cost

                                                 and Related      Capitalized

                                                  Personal       Subsequent to

Description          Encumbrances     Land        Property        Acquisition

                    (in thousands)                              (in thousands)

Wood Lake             $ 7,405      $   1,206  $   10,980          $  832

 Atlanta, Georgia

Greenspoint             8,735          2,165      11,199             627

 Phoenix, Arizona

Sandspoint              9,704          2,124      13,158             994

 Phoenix, Arizona

Vinings Peak            8,600          1,632      12,321           1,015

 Atlanta, Georgia

Plantation Crossing     5,017          1,062       7,576             618

 Atlanta, Georgia

Sunrunner               3,250            634       6,485             318

 St. Petersburg,

  Florida

McMillan Place         12,406          2,399      10,826             939

  Dallas, Texas

Misty Woods             5,303            429       6,846             524

  Charlotte, North

   Carolina


Total                 $60,420      $  11,651  $   79,391          $5,867







                   Gross Amount at Which Carried

                       At December 31, 1998

                           (in thousands)

                              Buildings            Accum-     Year            Depre-

                             And Related           ulated      of     Date    ciable

                               Personal            Deprec- Construc-  Acqu-   Life-

    Description       Land     Property    Total   iation     tion    ired    Years

                                               (in thousands)


Wood Lake          $ 1,206     $11,813   $13,019  $ 6,137     1983    12/83 5-30 yrs.

 Atlanta, Georgia

Greenspoint          2,140      11,851    13,991    5,844     1986    2/84  5-30 yrs.

 Phoenix, Arizona

Sandspoint           2,147      14,129    16,276    6,994     1986    2/84  5-30 yrs.

 Phoenix, Arizona

Vinings Peak         1,632      13,336    14,968    6,808     1982    4/84  5-30 yrs.

 Atlanta, Georgia

Plantation Crossing  1,062       8,194     9,256    4,183     1980    6/84  5-30 yrs.

 Atlanta, Georgia

Sunrunner              587       6,849     7,436    3,622     1981    7/84  5-30 yrs.

 St. Petersburg,

  Florida

McMillan Place       2,427      11,737    14,164    5,822     1985    6/85  5-30 yrs.

 Dallas, Texas

Misty Woods            434       7,365     7,799    3,559     1986    6/85  5-30 yrs.

 Charlotte, North

  Carolina


Total              $11,635     $85,274   $96,909  $42,969




Reconciliation of Real Estate and Accumulated Depreciation:


                                                  Years Ended December 31,

                                                      1998         1997

                                                       (in thousands)
Investment Properties

Balance at beginning of year                       $95,841       $95,009

 Property improvements                               1,068           832


Balance at end of year                             $96,909       $95,841


Accumulated Depreciation


Balance at beginning of year                       $40,016        $37,146

 Additions charged to expense                        2,953          2,870


Balance at end of year                             $42,969        $40,016


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $92,049,000 and $90,981,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $67,825,000 and $64,337,000, respectively.

NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February, 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE H - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", Century Properties Fund XIX has one reportable segment: residential properties. The Registrant's residential property segment consists of eight apartment complexes located in five states of the United States. The Partnership rents apartment units to people for terms that are typically less than twelve months.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1998                   Residential       Other         Totals
                                                      (in thousands)
Rental income                             $ 15,512       $     --      $ 15,512
Other income                                   682            156           838
Interest expense                             4,966             --         4,966
Depreciation                                 2,953             --         2,953
General and administrative expense              --            306           306
Segment profit (loss)                          991           (150)          841
Total assets                                57,178          3,966        61,144
Capital expenditures for investment
 Properties                                  1,068             --         1,068

                 1997                    Residential       Other        Totals
                                                      (in thousands)

Rental income                             $ 14,661        $    --      $ 14,661
Other income                                   690            152           842
Interest expense                             5,042             --         5,042
Depreciation                                 2,870             --         2,870
General and Administrative expense              --            348           348
Segment profit (loss)                          292           (207)           85
Total assets                                58,711          4,027        62,738
Capital expenditures for investment
 Properties                                    832             --           832

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors, Imowitz Koenig & Company LLP ("Imowitz"). Imowitz Independent Auditor's Report on the Registrant's consolidated financial statements for the calendar years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar years ended 1996 and 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements, if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 10, 1998, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Neither Century Properties Fund XIX (the "Partnership" or "Registrant") nor Fox Partners II ("Fox"), the general partner of the Partnership, has any officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present executive officers and director of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

        Name            Age                    Position

 Patrick J. Foye        41    Executive Vice President and Director

 Timothy R. Garrick     42    Vice President - Accounting and Director


Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the units of Limited Partnership Interest of the Registrant as of December 31, 1998.

Name and address of           Amount and Nature of
Beneficial Owner              Beneficial Ownership       % of Class

Insignia Properties L.P.            25,201.66              28.224
IPLP Acquisition I, LLC              4,892.00               5.479

Insignia Properties LP and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is: 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Managing General Partner owns any Units.

On August 28, 1997, a wholly-owned subsidiary of Insignia Properties L.P. ("IPLP") (the "Purchaser"), commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited partnership interest in the Partnership, at $175.00 per Unit, net to the seller in cash. As a result of the tender offer, the wholly-owned subsidiary of IPLP purchased 4,892 of the outstanding limited partner units of the Partnership.

As a result of its ownership of 30,093.66 limited partnership units, AIMCO, through its affiliates, could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its
Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 33.703% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1998 and 1997:


                                                           1998         1997

                                                          (in thousands)

Property management fees (included

 in operating expenses)                                    $825         $740


Reimbursement for services of affiliates including

 Approximately $9,000 and $15,000 of construction

 Service reimbursements in 1998 and 1997, respectively

 (included in investment properties and operating and

 General and administrative expenses)                       163          179


During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $825,000 and $740,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $163,000 and $179,000 for the years ended December 31, 1998 and 1997, respectively.

For the period January 1, 1997, to August 31, 1997, the Registrant insured its properties under a master policy through an agency affiliated with the General partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payments on these obligations from the agent. The amount of the Registrant's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In accordance with the Partnership Agreement, the general partner is allocated a partnership management incentive equal to ten percent of net and taxable income
(loss) before gains on property dispositions. The general partner was also allocated its two percent continuing interest in the Partnership's net and taxable income (loss) after the preceding allocation. The general partner is also allocated gain on property dispositions to the extent it is entitled to receive distributions and then 12 percent of the remaining gain.

On August 28, 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced tender offers for limited partnership interests in six real estate limited partnerships (including the Partnership) in which various affiliates act as general partner. The Purchaser offered to purchase up to 27,000 of the outstanding units of limited partnership interest in the Partnership, at $175.00 per Unit, net to the seller in cash. As a result of the tender offer, such affiliate purchased 4,892 of the outstanding limited partner units of the Partnership.

As a result of its ownership of 30,093.66 limited partnership units, AIMCO, through its affiliates, could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its
Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See Exhibit Index contained herein.

(b) Reports on Form 8-K filed in the fourth quarter of 1998:

    Current Report Form 8-K filed October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

    Current Report on Form 8-K filed November 10, 1998 disclosing the dismissal of Imowitz Koenig & Co., LLP as the registrant's Independent accountant.

    Current Report on Form 8-K filed December 9, 1998 disclosing the engagement of Ernst & Young LLP as the registrant's Independent accountant.




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


                           CENTURY PROPERTIES FUND XIX

                           By:   FOX PARTNERS II,
                                 Its General Partner


                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Its Managing General Partner

                           By:   /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President

                           By:   /s/Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting


                           Date:  March 30, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                 Signature/Name



By:/s/Patrick J. Foye                         Date:  March 30, 1999
  Patrick J. Foye
  Executive Vice President and Director

By:/s/Timothy R. Garrick                      Date:  March 30, 1999
  Timothy R. Garrick
  Vice President - Accounting
  and Director




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

2.4 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated October 1, 1998).

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

10.11 Amendment to Amended and Restated Note B dated January 29, 1998, between the Partnership and The Travelers Insurance Company relating to McMillian Place.

16.0 Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

16.1 Letter from the Registrant's former Independent Auditor dated November 11, 1998, incorporated by reference to the Registrant's Current Report on Form 8-K dated November 16, 1998.

27.                     Financial data schedule.