Form 10QSB
period 1999-03-31
CENTURY PROPERTIES FUND XIX
filed 1999-05-12
CIK 705752

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


                 For the quarterly period ended March 31, 1999


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


a)
                          CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999


Assets

  Cash and cash equivalents                                    $ 2,116

  Receivables and deposits                                       1,161

  Restricted escrows                                               312

  Other assets                                                     729

  Investment properties:

    Land                                          $ 11,635

    Buildings and related personal property         85,438

                                                    97,073

    Less accumulated depreciation                  (43,708)     53,365

                                                               $57,683

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                             $   193

  Tenant security deposits payable                                 312

  Accrued property taxes                                           464

  Due to former affiliate                                          270

  Other liabilities                                                550

  Mortgage notes payable                                        60,259

Partners' (Deficit) Capital

  General partner's                               $ (9,057)

  Limited partners' (89,292 units issued and

   outstanding)                                      4,692      (4,365)


                                                               $57,683


          See Accompanying Notes to Consolidated Financial Statements

b)
                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                                         Three Months Ended

                                                              March 31,

                                                          1999        1998

Revenues:

   Rental income                                         $  4,068   $  3,796

   Other income                                               183        209

   Total revenues                                           4,251      4,005

Expenses:

   Operating                                                1,269      1,439

   General and administrative                                 306         81

   Depreciation                                               739        725

   Interest                                                 1,233      1,247

   Property taxes                                             298        322

          Total expenses                                    3,845      3,814

Net income                                               $    406   $    191

Net income allocated to general partner                  $     48   $      4

Net income allocated to limited partners                      358        187

                                                         $    406   $    191

Net income per limited partnership unit                  $   4.01   $   2.10

Distribution per limited partnership unit                $  39.23   $     --


          See Accompanying Notes to Consolidated Financial Statements

c)
                          CENTURY PROPERTIES FUND XIX

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                 Limited

                               Partnership   General     Limited

                                  Units      Partner    Partners      Total


Original capital contributions  89,292        $    --   $  89,292   $  89,292


Partners' (deficit) capital

 at December 31, 1998           89,292        $(9,034) $   7,837    $  (1,197)


Distribution paid to partners        --           (71)     (3,503)     (3,574)


Net income for the three

 months ended March 31, 1999        --             48        358          406


Partners' (deficit) capital

 at March 31, 1999              89,292       $(9,057)  $   4,692    $  (4,365)


          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Three Months Ended

                                                                 March 31,

                                                              1999       1998

Cash flows from operating activities:

 Net income                                                $    406   $    191

 Adjustments to reconcile net income to cash

   provided by operating activities:

     Depreciation                                               739        725

     Amortization of loan costs and discount                     28         32

     Change in accounts:

       Receivables and deposits                                 (46)        (4)

       Other assets                                             (63)        41

       Accounts payable                                         (20)       (34)

       Tenant security deposits payable                          --         10

       Accrued property taxes                                   (97)        36

       Other liabilities                                        (15)      (498)

         Net cash provided by operating activities              932        499

Cash flows from investing activities:

  Property improvements and replacements                       (164)      (133)

  Net deposits to restricted escrows                            (60)       (45)

         Net cash used in investing activities                 (224)      (178)

Cash flows from financing activities:

  Payment on mortgage notes payable                            (156)      (165)

  Proceeds from long term borrowings                             --        270

  Distribution to partners                                   (3,574)        --

  Loan costs paid                                                --        (21)

         Net cash (used in) provided by financing

            activities                                       (3,730)        84

Net (decrease) increase in cash and cash equivalents         (3,022)       405

Cash and cash equivalents at beginning of period              5,138      4,787

Cash and cash equivalents at end of period                 $  2,116   $  5,192

Supplemental  disclosure of cash flow information:

  Cash paid for interest                                   $  1,205   $  1,720

Supplemental information on noncash financing activity:

  Conversion of accrued interest to principal              $     --   $    154


          See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation:

The Registrant's financial statements include the accounts of Misty Woods CPF 19, LLC, a wholly owned subsidiary. All significant intercompany transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Registrant has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the three month periods ended March 31, 1999 and 1998:


                                                           1999          1998

                                                            (in thousands)

Property management fees (included in operating

  expenses)                                               $215          $198

Reimbursement for services of affiliates, including

  approximately $1,000 of construction oversight

  reimbursements in 1998 (included in general and

  administrative and operating expenses and

  investment properties)                                    36            46

Partnership management fee                                 228            --


During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $215,000 and $198,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $36,000 and $46,000 for the three months ended March 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $228,000 in Partnership management fees are included in general and administrative expense for the three months ended March 31, 1999 and were paid along with the distribution from operations. No fees were paid during the three months ended March 31, 1998.

NOTE D - MORTGAGE NOTES PAYABLE

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The total future cash payments of the modified loans exceed the carrying value of the loans as of the date of modification. Consequently, interest on the restructured debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans
at the date of modification.   Accrued interest and late charges to the
effective date were paid on the first mortgage and approximately $86,000 was transferred from the second mortgage balance to the first mortgage balance increasing the first mortgage to approximately $10,219,000. The first mortgage requires interest only payments, at a rate of 9.15% through October 31, 2001, and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001 for the next loan year. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the appreciated fair market value of McMillan Place as defined in the note agreement. The Partnership was required to pay $270,000 of accrued interest on the second mortgage. In addition, an affiliate of the Managing General Partner was required to pay an additional $270,000 on behalf of the Partnership which was applied to accrued interest on the second mortgage. The remaining accrued interest on the second mortgage of approximately $154,000 was added to principal. The second mortgage balance of approximately $2,207,000 consists of a non-interest bearing portion of $800,000, which is due at the maturity date of October 31, 2002, and an interest bearing portion. The interest bearing portion has a stated interest rate of 9.15% and an effective rate of 4.47%. Under the terms of the modified mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.

NOTE E - DISTRIBUTION

During the first quarter of 1999, the Partnership distributed approximately $3,574,000 ($39.23 per limited partnership unit). Approximately $2,052,000 of the distribution was from operations and approximately $1,522,000 was from the sale of Parkside Village Apartments in May 1993.

NOTE F - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of eight apartment complexes located in the Southeast and Southwest. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 (in thousands) is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                  Residential       Other         Totals

Rental income                         $  4,068         $     --    $  4,068
Other income                               157               26         183
Interest expense                         1,233               --       1,233
Depreciation                               739               --         739
General and administrative expense          --              306         306
Segment profit (loss)                      686             (280)        406
Total assets                            56,684              999      57,683
Capital expenditures for investment
 properties                                164               --         164

                1998                  Residential       Other        Totals


Rental income                          $  3,796         $    --     $  3,796
Other income                                163              46          209
Interest expense                          1,247              --        1,247
Depreciation                                725              --          725
General and Administrative expense           --              81           81
Segment profit (loss)                       226             (35)         191
Total assets                             58,539           4,006       62,545
Capital expenditures for investment
 properties                                 133              --          133


NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 1999 and 1998:


                                               Average

                                              Occupancy

Property                                    1999       1998

Sunrunner Apartments

  St. Petersburg, Florida                   94%        98%

Misty Woods Apartments

  Charlotte, North Carolina                 95%        86%

McMillan Place Apartments

  Dallas, Texas                             97%        94%

Vinings Peak Apartments

  Atlanta, Georgia                          96%        92%

Wood Lake Apartments

  Atlanta, Georgia                          95%        93%

Plantation Crossing

  Atlanta, Georgia                          96%        92%

Greenspoint Apartments

  Phoenix, Arizona                          97%        94%

Sandspoint Apartments

  Phoenix, Arizona                          94%        96%



The Managing General Partner attributes the decrease in occupancy at Sunrunner Apartments to increased competition in the local market resulting from new construction of apartment complexes. The increase at Misty Woods and McMillian Place results from an improved local market and increased marketing efforts.
The increase at Vinings Peak is the result of increased lease renewals due to increased resident retention efforts. The increase at Plantation Crossing results from an improved local market and interior and exterior improvements at the property increasing its curb appeal. The increase at Greenspoint is the result of increased marketing efforts.

The Partnership realized net income of approximately $406,000 and $191,000 for the three month periods ended March 31, 1998 and 1997, respectively. The increase in net income is attributable to an increase in total revenues offset by a slight increase in total expenses. The increase in total revenues is attributable to an increase in rental income partially offset by a decrease in other income. The increase in rental income is the result of the rent escalations at all the Partnership's properties and increased occupancy at the majority of the Partnership's properties. The increase in total expenses is attributable to an increase in general and administrative expense offset by a decrease in operating expense and slight decreases in property tax and interest expense. The increase in general and administrative expense is primarily due to payment of a Partnership management fee associated with the distribution of operating cash flow during the three months ended March 31, 1999. The decrease in operating expenses is largely the result of decreased maintenance expense.

Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $2,116,000 as compared to approximately $5,192,000 at March 31, 1998. For the three months ended March 31, 1999 cash and cash equivalents decreased approximately $3,022,000 from the Registrant's year ended December 31, 1998.
The decrease in cash and cash equivalents is due to approximately $224,000 of cash used in investing activities and approximately $3,730,000 of cash used in financing activities partially offset by approximately $932,000 of cash provided by operating activities. Net cash used in investing activities consisted of capital improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. Net cash used in financing activities consisted primarily of a distribution to partners and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnerships properties are detailed below.

Sunrunner Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $14,000 of capital improvements consisting primarily of appliances, carpet and vinyl replacement and lighting improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacements, landscaping, swimming pool repairs, roof replacements, appliances and building improvements. These improvements are expected to cost approximately $198,000.

Misty Woods Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $21,000 of capital improvements consisting primarily of carpet and vinyl replacement and building improvements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $356,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacement, countertop replacement, landscaping, exterior painting, parking lot repairs, swimming pool repairs and roof replacements. These improvements are expected to cost approximately $372,000.

McMillian Place Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $13,000 of capital improvements consisting primarily of carpet and vinyl replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacement, fencing, grounds lighting, landscaping, exterior painting, parking lot improvements and swimming pool repairs. These improvements are expected to cost approximately $284,000.

Vinings Peak Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $15,000 of capital improvements consisting primarily of carpet and vinyl replacement and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $62,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacements, parking lot improvements, roof replacements, appliances and building improvements. These improvements are expected to cost approximately $124,000.

Plantation Crossing Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $24,000 of capital improvements consisting primarily of carpet and vinyl replacement, appliances and building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $452,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, interior and exterior building improvements. These improvements are expected to cost approximately $431,000.

Wood Lake Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $14,000 of capital improvements consisting primarily of clubhouse renovations, carpet and vinyl replacement and exterior painting. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $64,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacement, parking lot improvements and roof replacement. These improvements are expected to cost approximately $108,000.

Greenspoint Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $32,000 of capital improvements consisting primarily of carpet and vinyl replacement, water heaters and building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $220,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacement, plumbing improvements, structural improvements, parking lot repairs, swimming pool repairs and roof replacements. These improvements are expected to cost approximately $273,000.

Sands Point Apartments

During the three months ended March 31, 1999, the Partnership completed approximately $31,000 of capital improvements consisting primarily of carpet and vinyl replacement and pool repairs. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $197,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, carpet and vinyl replacement, HVAC replacements, electrical improvements, fencing, landscaping, exterior painting, parking lot improvements, roof replacements, structural improvements and swimming pool repairs. These improvements are expected to cost approximately $310,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $60,259,000, net of discount, is amortized over varying periods with required balloon payments ranging from January 2003 to January 2006. The Managing General Partner will attempt to refinance such
indebtedness and/or sell the properties prior to such maturity date.   If any
property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

The Registrant was prohibited from making distributions form the operations of the Registrant until the mortgages encumbering McMillan Place were satisfied. However, under the terms of the debt restructuring obtained on McMillan Place on January 29, 1998, the Registrant is now permitted to make distributions from the operations of the Registrant's other investment properties. During the first quarter of fiscal 1999, the Partnership made a distribution of approximately $3,574,000 ($39.23 per limited partner unit) consisting of approximately $2,052,000 from operations and approximately $1,522,000 from sale proceeds for Parkside Village Apartments, which was sold in May 1993. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February, 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)Reports on Form 8-K: None filed during the quarter ended March 31, 1999.



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

                           By:   FOX PARTNERS II,
                                Its General Partner

                           By:   FOX CAPITAL MANAGEMENT CORPORATION,



                                Its Managing General Partner

                           By:   /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive Vice President

                           By:   /s/Carla R. Stoner
                                Carla R. Stoner
                                Senior Vice President


                           Date: May 12, 1999