Form 10QSB
period 1999-06-30
CENTURY PROPERTIES FUND XIX
filed 1999-08-13
CIK 705752

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

                  For the quarterly period ended June 30, 1999


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)
                          CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

  Cash and cash equivalents                                    $ 2,913

  Receivables and deposits                                       1,265

  Restricted escrows                                               309

  Other assets                                                     709

  Investment properties:

    Land                                          $ 11,635

    Buildings and related personal property         85,843

                                                    97,478

    Less accumulated depreciation                  (44,457)     53,021

                                                               $58,217
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                             $   205

  Tenant security deposits payable                                 312

  Accrued property taxes                                           617

  Due to former affiliate                                          270

  Other liabilities                                                603

  Mortgage notes payable                                        60,095

Partners' (Deficit) Capital

  General partner's                               $ (9,202)

  Limited partners' (89,292 units issued and

   outstanding)                                      5,317      (3,885)

                                                               $58,217


          See Accompanying Notes to Consolidated Financial Statements
b)
                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Three Months             Six Months

                                   Ended June 30,          Ended June 30,

                                  1999        1998        1999        1998

Revenues:

  Rental income                  $4,021      $3,846      $8,089      $7,642

  Other income                      179         228         362         437

     Total revenues               4,200       4,074       8,451       8,079

Expenses:

  Operating                       1,329       1,614       2,598       3,053

  General and administrative       (117)         76         189         157

  Depreciation                      749         731       1,488       1,456

  Interest                        1,230       1,244       2,463       2,491

  Property tax                      301         290         599         612

     Total expenses               3,492       3,955       7,337       7,769

Net income                       $  708      $  119      $1,114      $  310

Net income allocated to

  general partner                $   84      $   15      $  131      $   37

Net income allocated to

  limited partners                  624         104         983         273

                                 $  708      $  119      $1,114      $  310

Net income per limited

    partnership unit             $ 6.99      $ 1.16      $11.01      $ 3.06

Distributions per limited

    partnership unit             $   --      $20.01      $39.23      $20.01


          See Accompanying Notes to Consolidated Financial Statements
c)
                          CENTURY PROPERTIES FUND XIX

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited

                                 Partnership   General    Limited

                                    Units      Partner    Partners     Total


Original capital contributions    89,292        $    --  $  89,292   $  89,292


Partners' (deficit) capital

 at December 31, 1998             89,292        $(9,034) $   7,837   $  (1,197)


Distribution paid to partners          --          (299)    (3,503)     (3,802)


Net income for the six months

  ended June 30, 1999                 --            131        983       1,114


Partners' (deficit) capital

 at June 30, 1999                 89,292       $(9,202)  $   5,317   $  (3,885)

          See Accompanying Notes to Consolidated Financial Statements
d)
                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended

                                                                June 30,

                                                            1999        1998

Cash flows from operating activities:

 Net income                                             $  1,114      $    310

 Adjustments to reconcile net income to cash

   provided by operating activities:

     Depreciation                                          1,488         1,456

     Amortization                                             57            61

     Change in accounts:

       Receivables and deposits                             (150)         (186)

       Other assets                                          (77)           56

       Accounts payable                                       (8)           (9)

       Tenant security deposits payable                       --            24

       Accrued property taxes                                 56           192

       Other liabilities                                      38          (512)

         Net cash provided by operating activities         2,518         1,392

Cash flows from investing activities:

 Property improvements and replacements                     (569)         (568)

 Net (deposits to) withdrawals from restricted escrows       (57)          142

         Net cash used in investing activities              (626)         (426)

Cash flows from financing activities:

 Payment on mortgage notes payable                          (315)         (311)

 Proceeds from long-term borrowings                           --           270

 Distributions to partners                                (3,802)       (1,824)

 Loan costs paid                                              --           (21)

         Net cash used in financing activities            (4,117)       (1,886)

Net decrease in cash and cash equivalents                 (2,225)         (920)

Cash and cash equivalents at beginning of period           5,138         4,787

Cash and cash equivalents at end of period              $  2,913      $  3,867

Supplemental disclosure of cash flow information:

  Cash paid for interest                                $  2,407      $  2,934

Supplemental information on noncash financing activity:

  Conversion of accrued interest to principal           $     --      $    154


          See Accompanying Notes to Consolidated Financial Statements



e)
                          CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

The following transactions with the Managing General Partner and its affiliates were incurred during the six month periods ended June 30, 1999 and 1998:


                                                            1999          1998

                                                             (in thousands)

Property management fees (included in operating            $429          $405
  expenses)

Reimbursement for services of affiliates                     85            85
   (included in general and administrative and operating expenses and investment properties)

Partnership management fee                                  228            --

During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $429,000 and $405,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $85,000 for both the six month periods ended June 30, 1999 and 1998, including approximately $4,000 and $3,000 of construction oversight reimbursements in 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $228,000 in Partnership management fees were paid along with the distribution from operations made during the six months ended June 30, 1999. During the three months ended June 30, 1999, the fee was correctly accounted for as a distribution to the General Partner, per the Partnership Agreement. No fees were paid during the six months ended June 30, 1998 as the entire distribution during this period was from sales proceeds.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 26,900.39 (30.13% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $230 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,204.00 units. As a result, AIMCO and its affiliates currently own 32,319.66 units of limited partnership interest in the Partnership representing 36.20% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

NOTE E - DISTRIBUTION

During the first six months of 1999, the Partnership distributed approximately $3,802,000 (approximately $3,053,000 to limited partners, $39.23 per limited partnership unit). Approximately $2,052,000 of the distribution was from operations and approximately $1,522,000 was from the sale of Parkside Village Apartments in May 1993.

During the first six months of 1998, the Partnership distributed approximately $1,824,000 (approximately $1,787,000 to limited partners, $20.01 per limited partnership unit) from sale proceeds for Parkside Village Apartments in May 1993.

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

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers. Segment information for the six months ended June 30, 1999 and 1998 (in thousands) is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

                   1999                    Residential     Other       Totals

Rental income                                $  8,089      $     --    $  8,089
Other income                                      327            35         362
Interest expense                                2,463            --       2,463
Depreciation                                    1,488            --       1,488
General and administrative expense                 --           189         189
Segment profit (loss)                           1,268          (154)      1,114
Total assets                                   57,296           921      58,217
Capital expenditures for investment
 properties                                       569            --         569

                   1998                    Residential     Other       Totals


Rental income                                $  7,642      $    --    $  7,642
Other income                                      344           93         437
Interest expense                                2,491           --       2,491
Depreciation                                    1,456           --       1,456
General and administrative expense                 --          157         157
Segment profit (loss)                             374          (64)        310
Total assets                                   57,877        2,992      60,869
Capital expenditures for investment
 properties                                       568           --         568

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1999 and 1998:


                                                Average

                                               Occupancy

Property                                    1999       1998


Sunrunner Apartments
  St. Petersburg, Florida                   95%        96%

Misty Woods Apartments
  Charlotte, North Carolina                 94%        90%

McMillan Place Apartments
  Dallas, Texas                             97%        95%


Vinings Peak Apartments
  Atlanta, Georgia                          95%        92%


Wood Lake Apartments
  Atlanta, Georgia                          95%        93%

Plantation Crossing
  Atlanta, Georgia                          95%        93%

Greenspoint Apartments
  Phoenix, Arizona                          95%        93%

Sandspoint Apartments
  Phoenix, Arizona                          93%        95%

The Managing General Partner attributes the increase at Misty Woods to an improved local market and increased marketing efforts. The increase at Vinings Peak is the result of increased lease renewals due to increased resident retention efforts.

The Partnership realized net income of approximately $1,114,000 and $310,000 for the six month periods ended June 30, 1999 and 1998, respectively. For the three month periods ended June 30, 1999 and 1998, the Partnership realized net income of approximately $708,000 and $119,000, respectively. The increase in net income for both the three and six month periods is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is attributable to an increase in rental income partially offset by a decrease in other income. The increase in rental income is the result of increased rental rates at all the Partnership's properties and increased occupancy at the majority of the Partnership's properties. The decrease in other income is primarily due to a decrease in average cash balances held in interest-bearing accounts. The decrease in total expenses is primarily attributable to a decrease in operating expense. The decrease in operating expenses is largely the result of decreased maintenance expense. The decrease in maintenance expense is primarily due to the completion of landscaping at Vinings Peak Apartments, Plantation Crossing Apartments, and Wood Lake Apartments and the completion of exterior building improvements at Sunrunner Apartments.

The decrease in general and administrative expense during the three months ended June 30, 1999, is primarily due to the Partnership Management fee paid during the first quarter being correctly accounted for as a distribution to the General Partner. Included in general and administrative expenses for the six months ended June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $2,913,000 as compared to approximately $3,867,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents decreased approximately $2,225,000 from the Registrant's year ended December 31, 1998.
The decrease in cash and cash equivalents is due to approximately $626,000 of cash used in investing activities and approximately $4,117,000 of cash used in financing activities partially offset by approximately $2,518,000 of cash provided by operating activities. Net cash used in investing activities consisted of capital improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. Net cash used in financing activities consisted primarily of a distribution to partners discussed below and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

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

Sunrunner Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $27,000 of capital improvements consisting primarily of carpet and vinyl replacement, appliance replacements and lighting improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $198,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacements, landscaping, swimming pool repairs, roof replacements, appliances and building improvements.

Misty Woods Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $83,000 of capital improvements consisting primarily of carpet and vinyl replacement, pool repairs, and building improvements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $356,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $372,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, countertop replacement, landscaping, exterior painting, parking lot repairs, swimming pool repairs and roof replacements.

McMillian Place Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $40,000 of capital improvements consisting primarily of carpet and vinyl replacements, and pool repairs. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $284,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, fencing, grounds lighting, landscaping, exterior painting, parking lot improvements and swimming pool repairs.

Vinings Peak Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $52,000 of capital improvements consisting primarily of carpet and vinyl replacement, repairs to recreation facilities, and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $62,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $124,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacements, parking lot improvements, roof replacements, appliances and building improvements.

Plantation Crossing Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $52,000 of capital improvements consisting primarily of carpet and vinyl replacement, appliances and building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $452,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $431,000 for 1999 at this property which include certain of the required improvements and consist of interior and exterior building improvements.

Wood Lake Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $60,000 of capital improvements consisting primarily of clubhouse renovations, parking lost repairs, carpet and vinyl replacement, and exterior painting. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $64,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $108,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, parking lot improvements and roof replacement.

Greenspoint Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $113,000 of capital improvements consisting primarily of carpet and vinyl replacement, water heaters and building improvements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $220,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $273,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, plumbing improvements, structural improvements, parking lot repairs, swimming pool repairs and roof replacements.

Sands Point Apartments

During the six months ended June 30, 1999, the Partnership completed approximately $142,000 of capital improvements consisting primarily of parking lot repairs and resurfacing, building improvements, carpet and vinyl replacement, and pool repairs. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $197,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $310,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, HVAC replacements, electrical improvements, fencing, landscaping, exterior painting, parking lot improvements, roof replacements, structural improvements and swimming pool repairs.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $60,095,000, net of discount, is amortized over varying periods with required balloon payments ranging from January 2003 to January 2006. The Managing General Partner will attempt to refinance such
indebtedness and/or sell the properties prior to such maturity date.   If any
property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

The Registrant was prohibited from making distributions form the operations of the Registrant until the mortgages encumbering McMillan Place were satisfied. However, under the terms of the debt restructuring obtained on McMillan Place on January 29, 1998, the Registrant is now permitted to make distributions from the operations of the Registrant's other investment properties. During the first six months of fiscal 1999, the Partnership made a distribution of approximately $3,802,000 (approximately $3,503,000 to limited partners, $39.23 per limited partner unit) consisting of approximately $2,280,000 from operations and approximately $1,522,000 from sale proceeds for Parkside Village Apartments, which was sold in May 1993. During the first six months of 1998, the Partnership distributed approximately $1,824,000 (approximately $1,787,000 to limited partners, $20.01 per limited partnership unit) from sale proceeds for Parkside Village Apartments in May 1993. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)  Reports on Form 8-K: None filed during the quarter ended June 30, 1999.


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


                           CENTURY PROPERTIES FUND XIX

                           By:   FOX PARTNERS II,
                                 Its General Partner

                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Its Managing General Partner

                           By:   /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President


                           By:   /s/Carla R. Stoner
                                 Carla R. Stoner
                                 Senior Vice President Finance and
                                 Administration


                           Date: August 13, 1999