Form 10QSB
period 1999-09-30
CENTURY PROPERTIES FUND XIX
filed 1999-11-15
CIK 705752

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                             $   2,174
Receivables and deposits                                                  1,568
Restricted escrows                                                          304
Other assets                                                                689
Investment properties:
Land                                                   $  11,635
Buildings and related personal property                   86,373
                                                          98,008
Less accumulated depreciation                            (45,245)        52,763
                                                                      $  57,498
Liabilities and Partners' Capital (Deficit)

Liabilities
Accounts payable                                                      $     336
Tenant security deposits payable                                            320
Accrued property taxes                                                      917
Due to former affiliate                                                     270
Other liabilities                                                           536
Mortgage notes payable                                                   59,926

Partners' Capital (Deficit):
General partner                                         $ (9,310)
Limited partners (89,292 units issued and
outstanding)                                               4,503         (4,807)
                                                                      $  57,498

          See Accompanying Notes to Consolidated Financial Statements

b)

                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                  1999         1998          1999        1998
Revenues:
Rental income                   $ 4,030      $ 3,903       $12,119      $11,545
Other income                        203          220           565          657
Total revenues                    4,233        4,123        12,684       12,202

Expenses:
Operating                         1,429        1,551         4,027        4,604
General and administrative           68           55           257          212
Depreciation                        788          732         2,276        2,188
Interest                          1,227        1,240         3,690        3,731
Property tax                        300          301           899          913
Total expenses                    3,812        3,879        11,149       11,648

Net income                      $   421      $   244       $ 1,535      $   554

Net income allocated
to general partner              $    50      $    28       $   182      $    65
Net income allocated
to limited partners                 371          216         1,353          489
                                $   421      $   244       $ 1,535      $   554
Net income per limited
   partnership unit             $  4.15      $  2.42       $ 15.15      $  5.48

Distributions per limited
   partnership unit             $ 13.26      $    --       $ 52.49      $ 20.01


          See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XIX

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner     Partners      Total

Original capital contributions      89,292     $    --     $89,292      $89,292

Partners' (deficit) capital
at December 31, 1998                89,292     $(9,034)    $ 7,837      $(1,197)

Distributions paid to partners         --         (458)     (4,687)      (5,145)

Net income for the nine months
ended September 30, 1999               --          182       1,353        1,535

Partners' (deficit) capital
at September 30, 1999               89,292     $(9,310)    $ 4,503      $(4,807)


          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XIX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                              Nine Months Ended
                                                                September 30,
                                                              1999         1998
Cash flows from operating activities:
Net income                                                 $ 1,535      $   554
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                 2,276        2,188
Amortization of loan costs and discount                         87           91
Change in accounts:
Receivables and deposits                                      (453)        (461)
Other assets                                                   (93)          16

Accounts payable                                               123            7
Tenant security deposits payable                                 8           28
Accrued property taxes                                         356          489
Other liabilities                                              (29)        (486)
Net cash provided by operating activities                    3,810        2,426

Cash flows from investing activities:
Property improvements and replacements                      (1,099)        (864)
Net (deposits to) withdrawals from restricted escrows          (52)         183
Net cash used in investing activities                       (1,151)        (681)

Cash flows from financing activities:
Payment on mortgage notes payable                             (478)        (462)
Proceeds from long-term borrowings                              --          270
Distributions to partners                                   (5,145)      (1,824)
Loan costs paid                                                 --          (21)
Net cash used in financing activities                       (5,623)      (2,037)

Net decrease in cash and cash equivalents                   (2,964)        (292)
Cash and cash equivalents at beginning of period             5,138        4,787
Cash and cash equivalents at end of period                 $ 2,174      $ 4,495

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $ 3,605      $ 4,144
Supplemental information on noncash financing activity:
Conversion of accrued interest to principal                $    --      $   154


          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XIX


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The Registrant's financial statements include the accounts of Misty Woods CPF 19, LLC, a limited liability company in which the Registrant ultimately owns a 100% economic interest. All significant inter-entity transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Registrant has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments to the Managing General Partner and its affiliates were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)
Property management fees (included in operating expenses) $645 $613 Reimbursement for services of affiliates (included in general and administrative and operating expenses
 and investment properties)                                     114       123
Partnership management fee (included in general partner's
 deficit)                                                       362        --


During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates $645,000 and $613,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $114,000 and $123,000 for the nine month periods ended September 30, 1999 and 1998, respectively, including approximately $6,000 and $5,000 of construction oversight reimbursements in 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $362,000 in Partnership management fees were paid along with the distribution from operations made during the nine months ended September 30, 1999. No fees were paid during the nine months ended September 30, 1998 as the entire distribution during this period was from sales proceeds.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 26,900.39 (30.13% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $230 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,204.00 units. As a result, AIMCO and its affiliates currently own 33,102.66 units of limited partnership interest in the Partnership representing 37.07% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note G - Legal Proceedings").

NOTE D - MORTGAGE NOTES PAYABLE

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The total future cash payments of the modified loans exceed the carrying value of the loan as of the date of modification. Consequently, interest on the restructured debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans at the date of modification. Accrued interest and late charges to the effective date were paid on the first mortgage and approximately $86,000 was transferred from the second mortgage balance to the first mortgage balance increasing the first mortgage to approximately $10,219,000. The first mortgage requires interest only payments, at a rate of 9.15% through October 31, 2001, and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001 for the next loan year. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the appreciated fair market value of McMillan Place as defined in the note agreement. The Partnership was required to pay $270,000 of accrued interest on the second mortgage. In addition, an affiliate of the Managing General Partner was required to pay an additional $270,000 on behalf of the Partnership which was applied to accrued interest on the second mortgage. The remaining accrued interest on the second mortgage of approximately $154,000 was added to principal. The second mortgage balance of approximately $2,207,000 consists of a non-interest bearing portion of $800,000, which is due at the maturity date of October 31, 2002, and an interest bearing portion. The interest bearing portion has a stated interest rate of 9.15% and an effective rate of 4.47%. Under the terms of the modified mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.

NOTE E - DISTRIBUTION

During the first nine months of 1999, the Partnership distributed approximately $5,145,000 (approximately $4,687,000 to the limited partners, $52.49 per limited partnership unit). Approximately $3,623,000 of the distribution was from operations and approximately $1,522,000 was from the remaining proceeds of the sale of Parkside Village Apartments in May 1993.

During the first nine months of 1998, the Partnership distributed approximately $1,824,000 (approximately $1,787,000 to limited partners, $20.01 per limited partnership unit) from the sale proceeds of Parkside Village Apartments in May 1993.

NOTE F - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property consists of eight apartment complexes located in the Southeast and Southwest. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential     Other     Totals

Rental income                          $12,119      $   --     $12,119
Other income                               523          42         565
Interest expense                         3,690          --       3,690
Depreciation                             2,276          --       2,276
General and administrative expense          --         257         257
Segment profit (loss)                    1,750        (215)      1,535
Total assets                            57,197         301      57,498
Capital expenditures for investment
  properties                             1,099          --       1,099

                1998                 Residential     Other     Totals


Rental income                          $11,545      $    --    $11,545
Other income                               528          129        657
Interest expense                         3,731           --      3,731
Depreciation                             2,188           --      2,188
General and administrative expense          --          212        212
Segment profit (loss)                      637          (83)       554
Total assets                            57,703        3,597     61,300
Capital expenditures for investment
  properties                               864           --        864


NOTE G - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                   1999       1998

Sunrunner Apartments                        94%        96%
   St. Petersburg, Florida
Misty Woods Apartments                      94%        92%
   Charlotte, North Carolina
McMillan Place Apartments                   97%        96%
   Dallas, Texas
Vinings Peak Apartments                     95%        94%
   Atlanta, Georgia
Wood Lake Apartments                        95%        94%
   Atlanta, Georgia
Plantation Crossing                         94%        93%
   Atlanta, Georgia
Greenspoint Apartments                      95%        91%
   Phoenix, Arizona
Sandspoint Apartments                       94%        94%
   Phoenix, Arizona

The Managing General Partner attributes the increase at Greenspoint Apartments to improved marketing efforts.

Results of Operations

The Partnership realized net income of approximately $1,535,000 and $554,000 for the nine month periods ended September 30, 1999 and 1998, respectively. For the three month periods ended September 30, 1999 and 1998, the Partnership realized net income of approximately $421,000 and $244,000, respectively. The increase in net income for both the three and nine month periods is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income. The increase in rental income is the result of increased rental rates and increased occupancy at a majority of the Partnership's properties. The decrease in other income is primarily due to a decrease in average cash balances held in interest-bearing accounts due to an increase in cash distributed to the partners. The decrease in total expenses is primarily attributable to a decrease in operating expense. The decrease in operating expenses is the result of decreased maintenance expense and decreased insurance expense. The decrease in maintenance expense is primarily due to the completion of major landscaping projects at Vinings Peak Apartments, Plantation Crossing Apartments, and Wood Lake Apartments and the completion of exterior building improvements at Sunrunner Apartments during 1998. The decrease in insurance expense is the result of decreased premiums at all the Partnership's properties after selecting a new carrier late in 1998. Partially offsetting these decreases were increased general and administrative expense and depreciation expense. General and administrative expense increased due to an increase in professional fees associated with the management of the Partnership. The increase in depreciation expense is the result of the addition of capital assets during the past twelve months.

Included in general and administrative expense at both September 30, 1999 and 1998 are management reimbursement to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $2,174,000 as compared to approximately $4,495,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents decreased approximately $2,964,000 from the Registrant's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $1,151,000 of cash used in investing activities and approximately $5,623,000 of cash used in financing activities partially offset by approximately $3,810,000 of cash provided by operating activities. Net cash used in investing activities consisted of capital improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. Net cash used in financing activities consisted primarily of distributions to the partners and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Sunrunner Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $65,000 of capital improvements consisting primarily of carpet and vinyl replacement, appliance replacements and landscaping improvements. The landscaping improvements are approximately 50% complete as of September 30, 1999. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $150,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $198,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacements, landscaping, swimming pool enhancements, roof replacements, appliances and building improvements.

Misty Woods Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $167,000 of capital improvements consisting primarily of roof replacements, carpet and vinyl replacement, pool enhancements, and building improvements. The roof replacements and pool enhancements are substantially complete as of September 30, 1999. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $356,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $372,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacements, countertop replacement, landscaping, parking lot resurfacing, swimming pool upgrades and roof replacements.

McMillian Place Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $115,000 of capital improvements consisting primarily of carpet and vinyl replacement, pool enhancements, and building improvements. The pool enhancements are approximately 75% complete as of September 30, 1999. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $232,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $284,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacements, fencing, grounds lighting, landscaping, parking lot improvements and swimming pool enhancements.

Vinings Peak Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $104,000 of capital improvements consisting primarily of parking lot improvements, carpet and vinyl replacement, enhancements to the recreation facilities, and appliances. The parking lot improvements are substantially complete as of September 30, 1999. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $62,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $124,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacements, parking lot improvements, roof replacements, appliances and building improvements.

Plantation Crossing Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $98,000 of capital improvements consisting primarily of carpet and vinyl replacement, building improvements and appliances. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $452,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $431,000 for 1999 at this property which include certain of the required improvements and consist of interior and exterior building improvements.

Wood Lake Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $100,000 of capital improvements consisting primarily of roof replacements, carpet and vinyl replacement, and parking lot improvements. The parking lot improvements and roof replacements are substantially complete as of September 30, 1999. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $64,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $108,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, parking lot improvements and roof replacement.

Greenspoint Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $215,000 of capital improvements consisting primarily of parking lot improvements, carpet and vinyl replacement, roof replacements, and interior improvements. The parking lot improvements are substantially complete as of September 30, 1999. The roof replacements are approximately 50% complete as of September 30, 1999. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $220,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $273,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, plumbing improvements, structural improvements, parking lot improvements, swimming pool enhancements, and roof replacements.

Sands Point Apartments

During the nine months ended September 30, 1999, the Partnership completed approximately $235,000 of capital improvements consisting primarily of carpet and vinyl replacement, building improvements, and parking lot improvements. These improvements were funded from operating cash flow. The parking lot improvements are substantially complete as of September 30, 1999. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $197,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to capital improvements of approximately $310,000 for 1999 at this property which include certain of the required improvements and consist of carpet and vinyl replacement, HVAC replacements, electrical improvements, fencing, landscaping, parking lot improvements, roof replacements, structural improvements and swimming pool enhancements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $59,926,000, net of discount, is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Registrant was prohibited from making distributions from the operations of the Registrant until the mortgages encumbering McMillan Place were satisfied. However, under the terms of the debt restructuring obtained on McMillan Place on January 29, 1998, the Registrant is now permitted to make distributions from the operations of the Registrant's other investment properties. During the first nine months of fiscal 1999, the Partnership made a distribution of approximately $5,145,000 (approximately $4,687,000 to the limited partners, $52.49 per limited partner unit) consisting of approximately $3,623,000 from operations and approximately $1,522,000 from the remaining sale proceeds for Parkside Village Apartments, which was sold in May 1993. During the first nine months of 1998, the Partnership distributed approximately $1,824,000 (approximately $1,787,000 to limited partners, $20.01 per limited partnership unit) from sale proceeds for Parkside Village Apartments in May 1993. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 26,900.39 (30.13% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $230 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,204.00 units. As a result, AIMCO and its affiliates currently own 33,102.66 units of limited partnership interest in the Partnership representing 37.07% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note G - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) Reports on Form 8-K: None filed during the quarter ended September 30, 1999.


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



                              CENTURY PROPERTIES FUND XIX


                              By:  FOX PARTNERS II
                                   Its General Partner


                              By:  FOX CAPITAL MANAGEMENT CORPORATION
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: