Form 10KSB
period 1999-12-30
CENTURY PROPERTIES FUND XIX
filed 2000-03-29
CIK 705752

March 29, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Century Properties Growth Fund XIX
      Form 10-KSB
      File No. 0-11935


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark  One)
[X] ANNUAL  REPORT  UNDER  SECTION  13 OR  15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1999

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

                     Units of Limited Partnership Interests

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $17,023,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Properties Fund XIX (the "Partnership" or "Registrant") was organized in August 1982, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Partners II, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007, unless terminated prior to such date.

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

The Registrant is engaged in the business of operating and holding real estate properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

Beginning in September 1983 through October 1984, the Partnership offered 90,000 Limited Partnership Units and sold 89,292 units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real estate properties. Since its initial offering, the Registrant has not received, nor have limited partners been required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in seven states. The Partnership's acquisition activities were completed in June 1985 and since then the principal activity of the Partnership has been managing its portfolio. One property was sold in each of the years 1988, 1992, 1993, and 1994. In addition, one property was foreclosed on in 1993. See "Item 2. Description of Properties" for a description of the Partnership's remaining eight properties.

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services for the years ended December 31, 1999 and 1998.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment in properties:

                                  Date of
Property                          Purchase        Type of Ownership           Use

Wood Lake Apartments                12/83   Fee ownership subject to      Apartment
  Atlanta, Georgia                            first mortgage              220 units

Greenspoint Apartments              02/84   Fee ownership subject to      Apartment
  Phoenix, Arizona                            first mortgage              336 units

Sandspoint Apartments               02/84   Fee ownership subject to      Apartment
  Phoenix, Arizona                            first mortgage              432 units

Vinings Peak Apartments             04/84   Fee ownership subject to      Apartment
  Atlanta, Georgia                            first mortgage              280 units

Plantation Crossing Apartments      06/84   Fee ownership subject to      Apartment
  Atlanta, Georgia                            first mortgage              180 units

Sunrunner Apartments                07/84   Fee ownership subject to      Apartment
  St. Petersburg, Florida                     first mortgage              200 units

McMillan Place Apartments           06/85   Fee ownership, subject to     Apartment
  Dallas, Texas                               first and second mortgages  402 units

Misty Woods Apartments (1)          06/85   Fee ownership subject to      Apartment
  Charlotte, North Carolina                   first mortgage              228 units

(1) Property is held by a limited liability company, in which the Partnership owns 100% of the membership interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying   Accumulated                         Federal
Property                   Value    Depreciation     Rate    Method     Tax Basis
                              (in thousands)                         (in thousands)

Wood Lake                 $13,145      $ 6,566     5-30 yrs    S/L       $ 2,719
Greenspoint                14,270        6,279     5-30 yrs    S/L         2,518
Sandspoint                 16,592        7,477     5-30 yrs    S/L         2,905
Vinings Peak               15,111        7,290     5-30 yrs    S/L         3,269
Plantation Crossing         9,493        4,481     5-30 yrs    S/L         2,241
Sunrunner                   7,616        3,869     5-30 yrs    S/L         1,813
McMillan Place             14,381        6,218     5-30 yrs    S/L         4,910
Misty Woods                 8,147        3,835     5-30 yrs    S/L         2,174
                          $98,755      $46,015                           $22,549

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                          Principal                                          Principal
                          Balance At                                          Balance
                         December 31,    Interest    Period    Maturity       Due At
       Property              1999          Rate    Amortized     Date      Maturity (3)
                        (in thousands)                                    (in thousands)
Wood Lake                  $ 7,269        7.50%      25 yrs    01/01/03       $ 6,792
Greenspoint                  8,642        8.33%      30 yrs    05/15/05         7,988
Sandspoint                   9,600        8.33%      30 yrs    05/15/05         8,874
Vinings Peak                 8,441        7.50%      25 yrs    01/01/03         7,888
Plantation Crossing          4,925        7.50%      25 yrs    01/01/03         4,602
Sunrunner                    3,250        7.33%       (1)      11/01/03         3,250
McMillan Place (2)
  1st Mortgage              10,219        9.15%       (1)      10/31/02        10,219
  2nd Mortgage               2,165        9.15%       (1)      10/31/02         2,101
Misty Woods                  5,250        7.88%      30 yrs    01/01/06         4,777
                           $59,761                                            $56,491

(1)  Interest only.

(2) See discussion of McMillan Place debt modification in "Item 6. Management's Discussion and Analysis or Plan of Operations."

(3) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rate and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                            Average Annual              Average
                                             Rental Rates              Occupancy
                                              (per unit)
Property                                  1999          1998        1999       1998

Wood Lake                                $9,637        $9,384        95%        95%
Greenspoint                               8,183         7,986        95%        91%
Sandspoint                                7,130         6,927        94%        94%
Vinings Peak                              9,024         8,747        95%        95%
Plantation Crossing                       8,731         8,321        94%        93%
Sunrunner                                 6,839         6,557        94%        95%
McMillan Place                            6,524         6,250        98%        96%
Misty Woods                               6,960         6,885        94%        92%

The Managing General Partner attributes the increase in occupancy at Greenspoint Apartments to improved marketing efforts at the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were:

                                                 1999            1999
                                                Billing          Rate
                                            (in thousands)
Wood Lake                                        $146            2.93%
Greenspoint                                       146            1.15%
Sandspoint                                        165            1.31%
Vinings Peak                                      197            2.93%
Plantation Crossing                                90            2.72%
Sunrunner                                         134            2.54%
McMillan Place                                    303            2.58%
Misty Woods                                        91            1.30%

Capital Improvements

Wood Lake Apartments

During the year ended December 31, 1999, the Partnership completed approximately $127,000 of capital improvements consisting primarily of carpet and vinyl replacements, roof replacements, wall coverings, structural improvements, major landscaping, and parking lot improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $66,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the year ended December 31, 1999, the Partnership completed approximately $279,000 of capital improvements consisting primarily of roof replacements, parking lot improvements, carpet and vinyl replacements, interior decoration, structural improvements, and major landscaping. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $100,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandspoint Apartments

During the year ended December 31, 1999, the Partnership completed approximately $315,000 of capital improvements consisting primarily of carpet and vinyl replacement, structural improvements, exterior painting, and parking lot improvments. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $129,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

During the year ended December 31, 1999, the Partnership completed approximately $143,000 of capital improvements consisting primarily of carpet and vinyl replacements, parking lot improvements, appliances, and wall coverings. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $84,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the year ended December 31, 1999, the Partnership completed approximately $238,000 of capital improvements consisting primarily of roof replacements, carpet and vinyl replacement, major landscaping, appliances, and swimming pool repairs. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sunrunner Apartments

During the year ended December 31, 1999, the Partnership completed approximately $179,000 of capital improvements consisting primarily of structural improvements, major landscaping, carpet and vinyl replacement, appliances, and recreation facility improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillan Place Apartments

During the year ended December 31, 1999, the Partnership completed approximately $217,000 of capital improvements consisting primarily of swimming pool enhancements, carpet and vinyl replacements, exterior painting, fencing, and roof replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $120,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Misty Woods Apartments

During the year ended December 31, 1999, the Partnership completed approximately $348,000 of capital improvements consisting primarily of major landscaping, roof replacements, carpet and vinyl replacements, patio railing replacements, swimming pool enhancements, and parking lot improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $68,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units aggregating $89,292,000. The Partnership currently has 89,292 units outstanding held by 4,534 limited partners of record. Affiliates of the Managing General Partner owned 46,348.66 units or 51.907% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98             $ 1,824 (1)            $20.01
       01/01/99 - 12/31/99               5,145 (2)             52.49

(1) Consists of sale proceeds from Parkside Village Apartments which was sold in May 1993.

(2) Consists of $3,623,000 of cash from operations and $1,522,000 from the remaining sale proceeds for Parkside Village Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 46,348.66 limited partnership units in the Partnership representing 51.907% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matter, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $2,007,000 and $841,000 for the years ended December 31, 1999 and 1998, respectively. The increase in net income is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income. The increase in rental income is the result of increased rental rates at all of the Partnership's properties and increased occupancy at Misty Woods Apartments, McMillan Place Apartments,
Plantation Crossing Apartments, and Greenspoint Apartments. The decrease in other income is primarily due to a decrease in average cash balances held in interest-bearing accounts due to an increase in cash distributed to the partners. The decrease in total expenses is primarily attributable to a decrease in operating expense which more than offset the increases in general and administrative and depreciation expense. The decrease in operating expenses is the result of decreased maintenance expense and decreased insurance expense. The decrease in maintenance expense is primarily due to the completion of interior and exterior beautification projects at all of the Partnership's properties in 1998. The decrease in insurance expense is the result of decreased premiums at all the Partnership's properties after selecting a new carrier late in 1998. General and administrative expense increased due to an increase in professional fees associated with the management of the Partnership. The increase in depreciation expense is the result of the addition of capital assets during the past twelve months.

Included in general and administrative expenses at both December 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $220,000 ($2.17 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $2,900,000 as compared to approximately $5,138,000 at December 31, 1998. For the year ended December 31, 1999, cash and cash equivalents decreased approximately $2,238,000 from the Registrant's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $5,782,000 of cash used in financing activities and approximately $1,749,000 of cash used in investing activities which more than offset approximately $5,293,000 of cash provided by operating activities. Net cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. Net cash used in investing activities consisted of capital improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $683,400. Additional improvements may be considered and will depend on the physical condition and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any may be adversely affected at least in the short term.

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. Accrued interest and late charges to the effective date were paid on the first mortgage and approximately $86,000 was transferred from the second mortgage balance to the first mortgage balance, increasing the first mortgage to approximately $10,219,000. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the increase in the appreciated fair market value of McMillan, which was stipulated as $12,860,000 at the time of restructuring, as defined in the note agreement. The Partnership was required to pay $270,000 of accrued interest on the second mortgage. In addition, a former affiliate of the Managing General Partner advanced the Partnership an additional $270,000, which was applied to accrued interest on the second mortgage. This advance is due upon sale and/or refinancing of the property. The remaining accrued interest on the second mortgage was added to principal in the amount of approximately $154,000. The second mortgage balance of approximately $2,187,000 consists of a non-interest bearing portion of $800,000, which is due at the maturity date of October 31, 2002, and an interest bearing portion of $1,387,000. The interest bearing portion has a stated interest rate of 9.15%. The total future cash payments of the modified loans exceed the carrying value of the loans as of the date of modification. Consequently, interest on the modified debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans at the date of modification. Under the terms of the modified mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $59,761,000 is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During  the  year  ended   December  31,  1999,  the   Partnership   distributed
approximately $5,145,000 (approximately $4,687,000 to the limited partners, $52.49 per limited partnership unit). Approximately $3,623,000 (approximately $3,195,000 to the limited partners, $35.78 per limited partnership unit) of the distribution was from operations and approximately $1,522,000 (approximately $1,492,000 to the limited partners, $16.71 per limited partnership unit) was from the remaining proceeds of the sale of Parkside Village Apartments in May 1993. During the year ended December 31, 1998, the Partnership distributed approximately $1,824,000 (approximately $1,787,000 to limited partners, $20.01 per limited partnership unit) from the sale proceeds of Parkside Village Apartments in May 1993. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 46,348.66 limited partnership units in the Partnership representing 51.907% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership has not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statement of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                Report of Ernst & Young LLP, Independent Auditors

The Partners
Century Properties Fund XIX

We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                $  2,900
   Receivables and deposits                                                      954
   Restricted escrows                                                            320
   Other assets                                                                  637
   Investment properties (Notes A, C, G):
      Land                                                    $ 11,635
      Buildings and related personal property                   87,120
                                                                98,755

      Less accumulated depreciation                            (46,015)       52,740

                                                                            $ 57,551

Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                          $   345
   Tenant security deposit payable                                               310
   Accrued property taxes                                                        563
   Due to former affiliate                                                       270
   Other liabilities                                                             637
   Mortgage notes payable (Notes C)                                           59,761

Partners' (Deficit) Capital
   General partner                                            $ (9,255)
   Limited partners (89,292 units issued
      and outstanding)                                           4,920        (4,335)

                                                                            $ 57,551

              See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              1999         1998
Revenues:
   Rental income                                             $16,273      $15,512
   Other income                                                  750          838
      Total revenues                                          17,023       16,350

Expenses:
   Operating                                                   5,423        6,110
   General and administrative                                    375          306
   Depreciation                                                3,046        2,953
   Interest                                                    4,973        4,966
   Property taxes                                              1,199        1,174
      Total expenses                                          15,016       15,509

Net income                                                   $ 2,007       $  841

Net income allocated to general partner                        $ 237        $  99

Net income allocated to limited partners                       1,770          742

                                                             $ 2,007       $  841

Net income per limited partnership unit                      $ 19.82      $  8.31

Distribution per limited partnership unit                    $ 52.49      $ 20.01

              See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units      Partner's   Partners'    Total

Original capital contributions            89,292      $    --     $89,292    $89,292

Partners' (deficit) capital
   at December 31, 1997                   89,292      $(9,096)    $ 8,882     $ (214)

Distribution paid to partners                 --          (37)     (1,787)    (1,824)

Net income for the year ended
   December 31, 1998                          --           99         742        841

Partners' (deficit) capital at
   December 31, 1998                      89,292       (9,034)      7,837     (1,197)

Distribution paid to partners                 --         (458)     (4,687)    (5,145)

Net income for the year
   ended December 31, 1999                    --          237       1,770      2,007

Partners' (deficit) capital
   at December 31, 1999                   89,292      $(9,255)    $ 4,920    $(4,335)


              See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLDIATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                              Years Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:
  Net income                                                    $ 2,007       $  841
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 3,046        2,953
     Amortization of loan costs and discount                        112          118
     Change in accounts:
       Receivables and deposits                                     161         (270)
       Other assets                                                 (72)          60
       Accounts payable                                             (33)          40
       Tenant security deposit payable                               (2)          34
       Accrued property taxes                                         2          140
       Other liabilities                                             72         (461)

          Net cash provided by operating activities               5,293        3,455

Cash flows from investing activities:
  Property improvements and replacements                         (1,681)      (1,068)
  Net (deposits to) withdrawals from restricted escrows             (68)         154

          Net cash used in investing activities                  (1,749)        (914)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (637)        (615)
  Proceeds from long-term borrowings                                 --          270
  Loan costs paid                                                    --          (21)
  Distribution to partners                                       (5,145)      (1,824)

          Net cash used in financing activities                  (5,782)      (2,190)

Net (decrease) increase in cash and cash equivalents             (2,238)         351

Cash and cash equivalents at beginning of the year                5,138        4,787

Cash and cash equivalents at end of year                        $ 2,900      $ 5,138

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 4,806      $ 5,352
Supplemental information of non-cash activity:
  Transfer of accrued interest to principal                        $ --        $ 154
  Property improvements and replacements in accounts
   payable                                                        $ 165         $ --

              See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

Century Properties Fund XIX (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to operate and ultimately sell residential apartment complexes. As of December 31, 1999, the Partnership operated eight residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partner II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

Principles of Consolidation

The Registrant's financial statements include the accounts of Misty Woods CPF 19, LLC, a limited liability company in which the Registrant ultimately owns a 100% economic interest. All significant interentity transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss and Distribution

Net income, net loss and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments

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

Cash and Cash Equivalents

Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Reserve Account

As a condition of refinancing the debt of Sunrunner, Misty Woods and McMillan Place, the Registrant was required to establish reserve accounts. The reserve accounts were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property. The balance at December 31, 1999, is approximately $320,000, which includes interest.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on rental payments.

Investment Properties

Investment properties consist of eight apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999, or 1998.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note J).

Leases

The Registrant generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs

The Registrant expenses the costs of advertising as incurred. Advertising costs of approximately $255,000 and $281,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Loan Costs

Loan costs of  approximately  $1,060,000  are  included  in other  assets in the
accompanying   consolidated   balance  sheet  and  are  being   amortized  on  a
straight-line basis over the life of the loans. At December 31, 1999, accumulated amortization is approximately $600,000. Amortization of loan costs is included in interest expense.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                         Principal     Monthly                             Principal
                        Balance At     Payment      Stated                  Balance
                       December 31,   Including    Interest   Maturity      Due At
       Property            1999        Interest      Rate       Date       Maturity
                             (in thousands)                             (in thousands)
Wood Lake                 $ 7,269      $ 57         7.50%     01/01/03      $ 6,792
Greenspoint                 8,642        68         8.33%     05/15/05        7,988
Sandspoint                  9,600        76         8.33%     05/15/05        8,874
Vinings Peak                8,441        67         7.50%     01/01/03        7,888
Plantation Crossing         4,925        39         7.50%     01/01/03        4,602
Sunrunner                   3,250        20 (1)     7.33%     11/01/03        3,250
McMillan Place
   1st Mortgage            10,219        78 (1)     9.15%     10/31/02       10,219
   2nd Mortgage             2,165        --         9.15%     10/31/02        2,101
Misty Woods                 5,250        40         7.88%     01/01/06        4,777
                          $59,761      $445                                 $56,491

(1)   Payments are interest only.

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. Accrued interest and late charges to the effective date were paid on the first mortgage and approximately $86,000 was transferred from the second mortgage balance to the first mortgage balance, increasing the first mortgage to approximately $10,219,000. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the increase in the appreciated fair market value of McMillan, which was stipulated as $12,860,000 at the time of restructuring, as defined in the note agreement. The Partnership was required to pay $270,000 of accrued interest on the second mortgage. In addition, a former affiliate of the Managing General Partner advanced the Partnership an additional $270,000, which was applied to accrued interest on the second mortgage. This advance is due upon sale and/or refinancing of the property. The remaining accrued interest on the second mortgage was added to principal in the amount of approximately $154,000. The second mortgage balance of approximately $2,187,000 consists of a non-interest bearing portion of $800,000, which is due at the maturity date of October 31, 2002, and an interest bearing portion of $1,387,000. The interest bearing portion has a stated interest rate of 9.15%. The total future cash payments of the modified loans exceed the carrying value of the loans as of the date of modification. Consequently, interest on the modified debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans at the date of modification. Under the terms of the modified mortgages, the Partnership is no longer restricted from making distributions to its partners from cash from operations generated by the Partnership's properties other than McMillan Place. The Partnership is still prohibited, however, from making distributions from cash from operations derived from McMillan Place.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                               2000        $   718
                               2001            775
                               2002         13,150
                               2003         22,888
                               2004            386
                            Thereafter      21,844
                                           $59,761

Note D - Distribution

During  the  year  ended   December  31,  1999,  the   Partnership   distributed
approximately $5,145,000 (approximately $4,687,000 to the limited partners, $52.49 per limited partnership unit). Approximately $3,623,000 (approximately $3,195,000 to the limited partners, $35.78 per limited partnership unit) of the distribution was from operations and approximately $1,522,000 (approximately $1,492,000 to the limited partners, $16.71 per limited partnership unit) was from the remaining proceeds of the sale of Parkside Village Apartments in May 1993.

During the year ended December 31, 1998, the Partnership distributed approximately $1,824,000 (approximately $1,787,000 to limited partners, $20.01 per limited partnership unit) from the sale proceeds of Parkside Village Apartments in May 1993.

Note E - Income Taxes

The Registrant has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Registrant is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                           1999         1998
Net income as reported                                    $ 2,007      $  841
Add (deduct):
   Depreciation differences                                  (397)       (534)
   Miscellaneous                                               21          68
   Prepaid rent                                               (57)        334
Federal taxable income                                    $ 1,574      $  709
Federal taxable income per limited partnership unit       $ 15.55      $ 7.00

The following is a reconciliation between the Registrant's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  1999

Net liabilities as reported                     $ (4,335)
Land and buildings                                (4,938)
Accumulated depreciation                         (25,253)
Syndication and distribution costs                 4,451
Prepaid rent                                         320
Other                                                168
Deferred Sales Commission                          7,947

Net liabilities - Federal tax basis             $(21,640)


Note F - Transactions with Affiliated Parties

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

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                      1999         1998
                                                       (in thousands)
Property management fees (included in
   operating expense)                                 $865         $825
Reimbursement for services of affiliates,
   (included in investment properties and
   operating, general and administrative
   expenses)                                           169          163
Partnership management fee (included in
   general partner distributions)                      362           --

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $865,000 and $825,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $169,000 and $163,000 for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $362,000 in Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 1999. No fees were paid during the year ended December 31, 1998 as the entire distribution during this period was from sales proceeds.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 46,348.66 limited partnership units in the Partnership representing 51.907% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its
Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

Note G - Real Estate and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)
                                                         Buildings        Net Cost
                                                        and Related      Capitalized
                                                          Personal      Subsequent to
     Description          Encumbrances       Land         Property       Acquisition
                         (in thousands)                                (in thousands)
Wood Lake                   $ 7,269         $ 1,206       $10,980           $  959
Greenspoint                   8,642           2,165        11,199              906
Sandspoint                    9,600           2,124        13,158            1,310
Vinings Peak                  8,441           1,632        12,321            1,158
Plantation Crossing           4,925           1,062         7,576              855
Sunrunner                     3,250             634         6,485              497
McMillan Place               12,384           2,399        10,826            1,156
Misty Woods                   5,250             429         6,846              872
                            $59,761         $11,651       $79,391          $ 7,713


                        Gross Amount At Which
                               Carried
                        At December 31, 1999
                           (in thousands)
                              Buildings
                             And Related                         Year of
                              Personal            Accumulated   Construc-    Date    Depreciable
    Description       Land    Property    Total   Depreciation     tion    Acquired  Life-Years
                                                 (in thousands)
Wood Lake            $ 1,206   $11,939   $13,145    $ 6,566        1983      12/83     5-30 yrs
Greenspoint            2,140    12,130    14,270      6,279        1984      02/84     5-30 yrs
Sandspoint             2,147    14,445    16,592      7,477        1984      02/84     5-30 yrs
Vinings Peak           1,632    13,479    15,111      7,290        1982      04/84     5-30 yrs
Plantation Crossing    1,062     8,431     9,493      4,481        1980      06/84     5-30 yrs
Sunrunner                587     7,029     7,616      3,869        1981      07/84     5-30 yrs
McMillan Place         2,427    11,954    14,381      6,218        1985      06/85     5-30 yrs
Misty Woods              434     7,713     8,147      3,835        1985      06/85     5-30 yrs
                     $11,635   $87,120   $98,755    $46,015

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 1999          1998
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $96,909       $95,841
    Property improvements                         1,846         1,068
Balance at end of year                          $98,755       $96,909

Accumulated Depreciation
Balance at beginning of year                    $42,969       $40,016
    Additions charged to expense                  3,046         2,953
Balance at end of year                          $46,015       $42,969

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $93,817,000 and $92,049,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 1999 and 1998, is approximately $71,268,000 and $67,825,000, respectively.

Note H - Disclosures about Segments of an Enterprise and Related Information

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Registrant's residential property segment consists of eight apartment complexes located in Georgia (3), Arizona (2), Florida, Texas, and North Carolina. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other     Totals

Rental income                             $16,273       $  --     $16,273
Other income                                  706           44        750
Interest expense                            4,973           --      4,973
Depreciation                                3,046           --      3,046
General and administrative expense             --          375        375
Segment profit (loss)                       2,338         (331)     2,007
Total assets                               57,319          232     57,551
Capital expenditures for investment
  properties                                1,846           --      1,846


                  1998                   Residential    Other      Totals

Rental income                              $15,512       $  --    $15,512
Other income                                   682         156        838
Interest expense                             4,966          --      4,966
Depreciation                                 2,953          --      2,953
General and administrative expense              --         306        306
Segment profit (loss)                          991        (150)       841
Total assets                                57,178       3,966     61,144
Capital expenditures for investment
  properties                                 1,068          --      1,068


Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia "Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $220,000 ($2.17 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Neither Century Properties Fund XIX (the "Partnership" or the "Registrant") nor Fox Partners II ("Fox"), the general partner of the Partnership, has any officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present executive officers and director of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

   Name                    Age    Position

   Patrick J. Foye          42    Executive Vice President and Director

   Martha L. Long           40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Registrant as of December 31, 1999.

   Entity                            Number of Units       Percent of Total

   Insignia Properties, L.P.            25,228.66               28.254%
     (an affiliate of AIMCO)
   IPLP Acquisition I, LLC               4,892.00                5.479%
     (an affiliate of AIMCO)
   AIMCO Properties LP                  16,228.00               18.174%
     (an affiliate of AIMCO)

Insignia Properties LP and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

As a result of its ownership of 46,348.66 limited partnership units, AIMCO, through its affiliates, could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its
Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

Item 12.    Certain Relationships and Related Transactions

The Registrant has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                      1999         1998
                                                       (in thousands)

Property management fees                              $865         $825
Reimbursement for services of affiliates               169          163
Partnership management fee                             362           --

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $865,000 and $825,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $169,000 and $163,000 for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $362,000 in Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 1999. No fees were paid during the year ended December 31, 1998 as the entire distribution during this period was from sales proceeds.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 46,348.66 limited partnership units in the Partnership representing 51.907% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its
Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8-K filed in the fourth quarter of calendar year 1999:

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTURY PROPERTIES FUND XIX

                                    By:   FOX PARTNERS II,
                                          Its General Partner

                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Its Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye            Executive Vice President      Date:
Patrick J. Foye               and Director

/s/Martha L. Long             Senior Vice President         Date:
Martha L. Long                and Controller

                       CENTURY PROPERTIES INCOME FUND XIX

                                  EXHIBIT INDEX


Exhibit Number                      Description of Exhibit

     2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 7, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 7, 1995.

     2.2 Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

     2.3  Management   Purchase   Agreement   dated  as  of  August  17,   1995,
          incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

     2.4 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K dated October 1, 1998).

     3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-79007).

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

     10.8 First Mortgage and Security Agreement dated as of December 29, 1995, from the Registrant to Secore relating to the refinancing of Misty Woods Apartments incorporated by reference to Exhibit 10.8 to the Partnership Annual Report on Form 10-K for the year ended December 31,1995.

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

     10.10Amendment to Amended and Restated Note A dated January 29, 1998, between the Partnership and The Travelers Insurance Company relating to McMillan Place.

     10.11Amendment to Amended and Restated Note B dated January 29, 1998, between the Partnership and The Travelers Insurance Company relating to McMillan Place.

     16.0 Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

     16.1 Letter from the Registrant's former Independent Auditor dated November 11, 1998, incorporated by reference to the Registrant's Current Report on Form 8-K dated November 16, 1998.

     18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

     27   Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Fox Capital Management Corporation
Managing General Partner of Century Properties Fund XIX
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Consolidated Financial Statements of Century Properties Fund XIX included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP