Form 10QSB
period 2000-03-31
CENTURY PROPERTIES FUND XIX
filed 2000-05-10
CIK 705752

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                $  3,585
   Receivables and deposits                                                      863
   Restricted escrows                                                            227
   Other assets                                                                  675
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  87,545
                                                               99,180
      Less accumulated depreciation                           (46,816)        52,364
                                                                            $ 57,714

Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                          $   382
   Tenant security deposits payable                                              313
   Accrued property taxes                                                        488
   Due to former affiliate                                                       270
   Other liabilities                                                             623
   Mortgage notes payable                                                     59,587

Partners' (Deficit) Capital:
   General partner                                           $ (9,209)
   Limited partners (89,292 units issued and
      outstanding)                                              5,260         (3,949)
                                                                            $ 57,714

            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                           Three Months Ended
                                                               March 31,
                                                         2000              1999
Revenues:
   Rental income                                       $ 4,147           $ 4,068
   Other income                                            165               183
      Total revenues                                     4,312             4,251

Expenses:
   Operating                                             1,440             1,269
   General and administrative                               79               306
   Depreciation                                            801               739
   Interest                                              1,217             1,233
   Property tax                                            389               298
      Total expenses                                     3,926             3,845

Net income                                              $  386            $ 406

Net income allocated to general partner                 $   46            $   48
Net income allocated to limited partners                   340               358
                                                        $  386            $  406
Net income per limited partnership unit                 $ 3.81            $ 4.01

Distributions per limited partnership unit              $   --            $39.23


            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIX

               CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General     Limited
                                      Units      Partner     Partners       Total

Original capital contributions        89,292       $  --      $89,292      $89,292

Partners' (deficit) capital
   at December 31, 1999               89,292     $(9,255)     $ 4,920      $(4,335)

Net income for the three months
   ended March 31, 2000                   --          46          340          386

Partners' (deficit) capital
   at March 31, 2000                  89,292     $(9,209)     $ 5,260      $(3,949)


            See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000         1999
Cash flows from operating activities:
  Net income                                                    $   386      $   406
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                  801          739
      Amortization of loan costs and discount                        25           28
      Change in accounts:
       Receivables and deposits                                      91          (46)
       Other assets                                                 (68)         (63)
       Accounts payable                                             202          (20)
       Tenant security deposits payable                               3           --
       Accrued property taxes                                       (75)         (97)
       Other liabilities                                            (14)         (15)
         Net cash provided by operating activities                1,351          932

Cash flows from investing activities:
  Property improvements and replacements                           (590)        (164)
  Net withdrawals from (deposits to) restricted escrows              93          (60)
         Net cash used in investing activities                     (497)        (224)

Cash flows from financing activities:
  Payment on mortgage notes payable                                (169)        (156)
  Distributions to partners                                          --       (3,574)
         Net cash used in financing activities                     (169)      (3,730)

Net increase (decrease) in cash and cash equivalents                685       (3,022)
Cash and cash equivalents at beginning of period                  2,900        5,138
Cash and cash equivalents at end of period                      $ 3,585      $ 2,116

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,192      $ 1,205

At December 31, 1999 and March 31, 2000, accounts payable and property improvements and replacements were adjusted by approximately $165,000.


            See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XIX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following payments to the Managing General Partner and its affiliates were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $220      $215
 Reimbursement for services of affiliates (included in
   general and administrative and operating expenses
   and investment properties)                                       47        36
 Partnership management fee                                         --       228

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $220,000 and $215,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $36,000 for the three month periods ended March 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $228,000 in Partnership management fees were paid along with the distribution from operations made during the three months ended March 31, 1999. No fees were paid during the three months ended March 31, 2000.

AIMCO and its affiliates currently own 46,523.66 limited partnership units in the Partnership representing 52.103% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 52.103% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note D - Distribution

During the first quarter of March 31, 1999, the Partnership distributed approximately $3,574,000 (approximately $3,503,000 to the limited partners, $39.23 per limited partnership unit). Approximately $2,052,000 (approximately $2,011,000 to the limited partners, $22.52 per limited partnership unit) of the distribution was from operations and approximately $1,522,000 (approximately $1,492,000 to the limited partners, $16.71 per limited partnership unit) was from the remaining proceeds of the sale of Parkside Village Apartments in May 1993. There were no distributions during the three months ended March 31, 2000.

Note E - Disclosures about Segments of an Enterprise and Related Information

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property consists of eight apartment complexes located in Georgia (3), Arizona (2), Florida (1), Texas (1), and North Carolina (1). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                  Residential     Other     Totals

Rental income                            $ 4,147       $  --     $ 4,147
Other income                                 163           2         165
Interest expense                           1,217          --       1,217
Depreciation                                 801          --         801
General and administrative expense            --          79          79
Segment profit (loss)                        463         (77)        386
Total assets                              56,251       1,463      57,714
Capital expenditures for investment
  properties                                 425          --         425


                 1999                  Residential     Other      Totals

Rental income                           $ 4,068       $   --    $ 4,068
Other income                                157           26        183
Interest expense                          1,233           --      1,233
Depreciation                                739           --        739
General and administrative expense           --          306        306
Segment profit (loss)                       686         (280)       406
Total assets                             56,684          999     57,683
Capital expenditures for investment
  properties                                 164          --        164

Note F - Legal Proceedings

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Sunrunner Apartments                          98%        94%
         St. Petersburg, Florida
      Misty Woods Apartments                        93%        95%
         Charlotte, North Carolina
      McMillan Place Apartments                     97%        97%
         Dallas, Texas
      Vinings Peak Apartments                       96%        96%
         Atlanta, Georgia
      Wood Lake Apartments                          96%        95%
         Atlanta, Georgia
      Plantation Crossing                           94%        96%
         Atlanta, Georgia
      Greenspoint Apartments                        94%        97%
         Phoenix, Arizona
      Sandspoint Apartments                         94%        94%
         Phoenix, Arizona

The Managing General Partner attributes the decrease in occupancy at Greenspoint Apartments to rental rate increases during the past twelve months and the increase in occupancy at Sunrunner to enhanced marketing efforts and improved local markets.

Results of Operations

The Partnership realized net income of approximately $386,000 and $406,000 for the three month periods ended March 31, 2000 and 1999, respectively. The decrease in net income is attributable to an increase in total expenses partially offset by an increase in total revenues. The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income. The increase in rental income is the result of increased rental rates at a majority of the Partnership's properties which more than offset the decrease in occupancy at Misty Woods, Plantation Crossings, and Greenspoint. The decrease in other income is primarily due to a decrease in cash held in interest-bearing accounts for the three month period ended March 31, 2000 compared to the same period in 1999. The increase in total expenses is primarily attributable to an increase in operating, depreciation, and property tax expenses offset by a decrease in general and administrative expenses. The increase in operating expenses is the result of increased property expense and increased insurance expense. The increase in property expense is primarily due to increased utility and salary related expenses at Greenspoint Apartments. The increase in depreciation expense is the result of the addition of capital assets during the past twelve months. The increase in property tax expense is primarily due to higher assessed values at several properties.

General and administrative expense decreased due to a decrease in partnership fees associated with the 1999 operating distribution which was properly reclassed to general partners' deficit during the second quarter of 1999. Included in general and administrative expense at both March 31, 2000 and 1999 are management reimbursement to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $3,585,000 as compared to approximately $2,116,000 at March 31, 1999. For the three months ended March 31, 2000, cash and cash equivalents increased approximately $685,000 from the Registrant's year ended December 31, 1999. The increase in cash and cash equivalents is due to approximately $1,351,000 of cash provided by operating activities partially offset by approximately $497,000 of cash used in investing activities and approximately $169,000 of cash used in financing activities. Net cash used in investing activities consisted of capital improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Net cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's investment properties. The Partnership invests its working capital reserves in money market accounts.

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

Sunrunner Apartments

Approximately $131,000 has been budgeted for 2000 for capital improvements at Sunrunner consisting primarily of carpet and vinyl replacements, plumbing improvements, and major landscaping. During the three months ended March 31, 2000, the Partnership completed approximately $31,000 of capital improvements consisting primarily of major landscaping, pool improvements, and carpet and vinyl replacement. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Misty Woods Apartments

Approximately $68,000 has been budgeted for 2000 for capital improvements at Misty Woods consisting primarily of carpet and vinyl replacements, appliance replacements, wall coverings, counter tops, and lighting upgrades. During the three months ended March 31, 2000, the Partnership completed approximately $17,000 of capital improvements consisting primarily of carpet and vinyl replacement, wall coverings, interior decoration, and heat and air unit replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillian Place Apartments

Approximately $201,000 has been budgeted for 2000 for capital improvements at McMillian Place consisting primarily of appliance replacement, carpet and vinyl replacements, interior decorating, and exterior painting. During the three months ended March 31, 2000, the Partnership completed approximately $76,000 of capital improvements consisting primarily of appliances and floor covering replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

Approximately $92,000 has been budgeted for 2000 for capital improvements at Vinings Peak consisting primarily of carpet and vinyl replacements, appliance replacements, wall coverings, and HVAC replacements. During the three months ended March 31, 2000, the Partnership completed approximately $61,000 of capital improvements consisting primarily of carpet and vinyl replacement, wallcoverings, structural improvements, and a submetering project. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Lake Apartments

Approximately $72,000 has been budgeted for 2000 for capital improvements at Wood Lake consisting primarily of carpet and vinyl replacements, wall coverings, appliance replacement, and HVAC replacements. During the three months ended March 31, 2000, the Partnership completed approximately $60,000 of capital improvements consisting primarily of carpet and vinyl replacement, wall covering, and appliances. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

Approximately $59,000 has been budgeted for 2000 for capital improvements at Plantation Crossing consisting primarily of carpet and vinyl replacements, wall coverings, and appliance replacements. During the three months ended March 31, 2000, the Partnership completed approximately $54,000 of capital improvements consisting primarily of carpet and vinyl replacement, appliances and sewer replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

Approximately $121,000 has been budgeted for 2000 for capital improvements at Greenspoint consisting primarily of carpet and vinyl replacements, major landscaping, lighting upgrades, HVAC replacements, and plumbing improvements. During the three months ended March 31, 2000, the Partnership completed approximately $64,000 of capital improvements consisting primarily of major landscaping, roof replacements, and appliances. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sands Point Apartments

Approximately $154,000 has been budgeted for 2000 for capital improvements at Sands Point consisting primarily of carpet and vinyl replacements, major landscaping, roof replacements, exterior painting, plumbing improvements, and parking lot resurfacing. During the three months ended March 31, 2000, the Partnership completed approximately $62,000 of capital improvements consisting primarily of plumbing enhancements, appliances, roof replacements, carpet and vinyl replacement, and swimming pool improvements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $59,587,000, net of discount, is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Registrant was prohibited from making distributions from the operations of the Registrant until the mortgages encumbering McMillan Place were satisfied. However, under the terms of the debt restructuring obtained on McMillan Place on January 29, 1998, the Registrant is now permitted to make distributions from the operations of the Registrant's other investment properties. During the first quarter of March 31, 1999, the Partnership distributed approximately $3,574,000 (approximately $3,503,000 to the limited partners, $39.23 per limited partnership unit). Approximately $2,052,000 (approximately $2,011,000 to the limited partners, $22.52 per limited partnership unit) of the distribution was from operations and approximately $1,522,000 (approximately $1,492,000 to the limited partners, $16.71 per limited partnership unit) was from the remaining proceeds of the sale of Parkside Village Apartments in May 1993. There were no distributions during the three months ended March 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2000 or subsequent periods.

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

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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