Form 10QSB
period 2000-06-30
CENTURY PROPERTIES FUND XIX
filed 2000-08-08
CIK 705752

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000


Assets

   Cash and cash equivalents                                                 $  691
   Receivables and deposits                                                   1,220
   Restricted escrows                                                           236
   Other assets                                                                 606
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  87,996
                                                               99,631
      Less accumulated depreciation                           (47,641)       51,990
                                                                           $ 54,743

Liabilities and Partners' (Deficit) Capital

Liabilities

   Accounts payable                                                          $  273
   Tenant security deposits payable                                             316
   Accrued property taxes                                                       658
   Due to former affiliate                                                      270
   Other liabilities                                                            574
   Mortgage notes payable                                                    59,409

Partners' (Deficit) Capital:
   General partner                                           $ (9,541)
   Limited partners (89,292 units issued and
      outstanding)                                              2,784        (6,757)
                                                                           $ 54,743

            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                         2000         1999         2000        1999

   Revenues:
      Rental income                    $ 4,193      $ 4,021      $ 8,340      $ 8,089
      Other income                         256          179          421          362
          Total revenues                 4,449        4,200        8,761        8,451
   Expenses:
      Operating                          1,283        1,329        2,723        2,598
      General and administrative            85         (117)         164          189
      Depreciation                         825          749        1,626        1,488
      Interest                           1,214        1,230        2,431        2,463
      Property tax                         325          301          714          599
          Total expenses                 3,732        3,492        7,658        7,337

   Net income                           $ 717        $ 708       $ 1,103      $ 1,114

   Net income allocated to
      general partner                    $ 85         $ 84        $  130        $ 131
   Net income allocated to
      limited partners                    632          624           973          983

                                        $ 717        $ 708       $ 1,103      $ 1,114

   Net income per limited
      partnership unit                  $ 7.08       $ 6.99      $ 10.90      $ 11.01

   Distributions per limited
      partnership unit                 $ 34.82        $ --       $ 34.82      $ 39.23

            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIX

               CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        89,292       $ --       $89,292      $89,292

Partners' (deficit) capital
   at December 31, 1999               89,292     $(9,255)     $ 4,920      $(4,335)

Distributions paid to partners            --        (416)      (3,109)      (3,525)

Net income for the six months
   ended June 30, 2000                    --         130          973        1,103

Partners' (deficit) capital
   at June 30, 2000                   89,292     $(9,541)     $ 2,784      $(6,757)


            See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                    $ 1,103      $ 1,114
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                1,626        1,488
      Amortization of loan costs and discount                        50           57
      Change in accounts:
       Receivables and deposits                                    (266)        (150)
       Other assets                                                 (30)         (77)
       Accounts payable                                              93           (8)
       Tenant security deposits payable                               6           --
       Accrued property taxes                                        95           56
       Other liabilities                                            (63)          38
         Net cash provided by operating activities                2,614        2,518

Cash flows from investing activities:

  Property improvements and replacements                         (1,041)        (569)
  Net withdrawals from (deposits to) restricted escrows              84          (57)
         Net cash used in investing activities                     (957)        (626)

Cash flows from financing activities:

  Payment on mortgage notes payable                                (341)        (315)
  Distributions to partners                                      (3,525)      (3,802)
         Net cash used in financing activities                   (3,866)      (4,117)

Net decrease in cash and cash equivalents                        (2,209)      (2,225)
Cash and cash equivalents at beginning of period                  2,900        5,138
Cash and cash equivalents at end of period                       $  691      $ 2,913

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,381      $ 2,407


At December 31, 1999 there were approximately $165,000 of property improvements and replacements in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XIX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following payments to the Managing General Partner and its affiliates were incurred during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $444      $429
 Reimbursement for services of affiliates (included in
   general and administrative and operating expenses
   and investment properties)                                       88        85
 Partnership management fee (included in general partner
   distributions)                                                  353       228

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $444,000 and $429,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $88,000 and $85,000 for the six month periods ended June 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $353,000 and $228,000 in Partnership management fees were paid along with the distributions from operations made during the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 46,656.66 limited partnership units in the Partnership representing 52.252% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 52.252% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

Note D - Distribution

During the six months ended June 30, 2000, the Partnership distributed approximately $3,525,000 (approximately $3,109,000 to the limited partners or $34.82 per limited partnership unit) from operations.

During the six months ended June 30, 1999, the Partnership distributed approximately $3,802,000 (approximately $3,503,000 to the limited partners or $39.23 per limited partnership unit). Approximately $2,280,000 (approximately $2,009,000 to the limited partners or $22.50 per limited partnership unit) of the distribution was from operations and approximately $1,522,000 (approximately $1,494,000 to the limited partners or $16.73 per limited partnership unit) was from the remaining proceeds of the sale of Parkside Village Apartments in May 1993.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three months ended June 30, 2000    Residential     Other     Totals

Rental income                            $ 4,193       $   --    $ 4,193
Other income                                 255            1        256
Interest expense                           1,214           --      1,214
Depreciation                                 825           --        825
General and administrative expense            --           85         85
Segment profit (loss)                        801          (84)       717


  Three months ended June 30, 1999    Residential     Other      Totals

Rental income                           $ 4,021       $   --     $ 4,021
Other income                                170            9         179
Interest expense                          1,230           --       1,230
Depreciation                                749           --         749
General and administrative expense           --         (117)       (117)
Segment profit (loss)                       582          126         708


    Six months ended June 30, 2000     Residential     Other     Totals

Rental income                            $ 8,340       $   --    $ 8,340
Other income                                 418            3        421
Interest expense                           2,431           --      2,431
Depreciation                               1,626           --      1,626
General and administrative expense            --          164        164
Segment profit (loss)                      1,264         (161)     1,103
Total assets                              54,510          233     54,743
Capital expenditures for investment
  properties                                 876           --        876


   Six months ended June 30, 1999     Residential     Other      Totals

Rental income                           $ 8,089       $   --    $ 8,089
Other income                                327           35        362
Interest expense                          2,463           --      2,463
Depreciation                              1,488           --      1,488
General and administrative expense           --          189        189
Segment profit (loss)                     1,268         (154)     1,114
Total assets                             57,296          921     58,217
Capital expenditures for investment
  properties                                 569           --        569

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                  Average Occupancy

      Property                                     2000       1999

      Sunrunner Apartments                          97%        95%
         St. Petersburg, Florida
      Misty Woods Apartments                        93%        94%
         Charlotte, North Carolina
      McMillan Place Apartments                     96%        97%
         Dallas, Texas
      Vinings Peak Apartments                       96%        95%
         Atlanta, Georgia
      Wood Lake Apartments                          95%        95%
         Atlanta, Georgia
      Plantation Crossing                           95%        95%
         Atlanta, Georgia
      Greenspoint Apartments                        94%        95%
         Phoenix, Arizona
      Sandspoint Apartments                         94%        93%
         Phoenix, Arizona

Results of Operations

The Partnership realized net income of approximately $1,103,000 and $1,114,000 for the six month periods ended June 30, 2000 and 1999, respectively. For the three month periods ended June 30, 2000 and 1999, the Partnership realized net income of approximately $717,000 and $708,000, respectively. The decrease in net income for the six month period ended June 30, 2000 is attributable to an increase in total expenses largely offset by an increase in total revenues. The increase in net income for the three months ended June 30, 2000 is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues for the three and six month periods ended June 30, 2000 is due to an increase in rental and other income. The increase in rental income is the result of increased rental rates at all of the Partnership's investment properties. The increase in other income is primarily due to an increase in tenant charges at Sunrunner, McMillan, Sandspoint, and Wood Lake Apartments. The increase in total expenses for the six month period ended June 30, 2000 is primarily attributable to an increase in operating, depreciation, and property tax expenses. The increase in operating expenses for the six month period ended June 30, 2000 is the result of increased insurance expense and increased property expense. For the three months ended June 30, 2000 operating expenses decreased as a result of decreased maintenance expense at Misty Woods, Wood Ridge, Plantation Crossing, and Greenspoint Apartments. Insurance expense increased as a result of the timing of the receipt of insurance premium invoices in 1999 which affected the recording of prepaid insurance and related expenses. Property expense increased as a result of increased salary expense and utility costs. The increase in depreciation expense is the result of the addition of capital assets during the past twelve months. The increase in property tax expense is primarily due to higher assessed values at several properties.

The decrease in general and administrative expense during the three months ended June 30, 1999, is primarily due to the Partnership management fee paid during the first quarter being correctly accounted for as a distribution to the general partner. Included in general and administrative expense at both June 30, 2000 and 1999 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Registrant had cash and cash equivalents of approximately $691,000 as compared to approximately $2,913,000 at June 30, 1999. For the six months ended June 30, 2000, cash and cash equivalents decreased approximately $2,209,000 from the Registrant's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $3,866,000 of cash used in financing activities and approximately $957,000 of cash used in investing activities partially offset by approximately $2,614,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's investment properties. Net cash used in investing activities consisted of capital improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

Sunrunner Apartments

Approximately $131,000 has been budgeted for 2000 for capital improvements at Sunrunner consisting primarily of carpet and vinyl replacements, plumbing improvements, and major landscaping. During the six months ended June 30, 2000, the Partnership completed approximately $64,000 of capital improvements consisting primarily of carpet and vinyl replacement, major landscaping, and pool improvements. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Misty Woods Apartments

Approximately $68,000 has been budgeted for 2000 for capital improvements at Misty Woods consisting primarily of carpet and vinyl replacements, appliance replacements, wall coverings, counter tops, and lighting upgrades. During the six months ended June 30, 2000, the Partnership completed approximately $101,000 of budgeted and unbudgeted capital improvements consisting primarily of building improvements, carpet and vinyl replacement, office equipment, wall coverings, and land improvements. These improvements were funded from operating cash flow and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillian Place Apartments

Approximately $277,000 has been budgeted for 2000 for capital improvements at McMillian Place consisting primarily of appliance replacement, carpet and vinyl replacements, interior decorating, and exterior painting. During the six months ended June 30, 2000, the Partnership completed approximately $110,000 of capital improvements consisting primarily of appliances, floor covering replacements, and air conditioning replacements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

Approximately $245,000 has been budgeted for 2000 for capital improvements at Vinings Peak consisting primarily of carpet and vinyl replacements, appliance replacements, wall coverings, and HVAC replacements. During the six months ended June 30, 2000, the Partnership completed approximately $124,000 of capital improvements consisting primarily of carpet and vinyl replacement, wall coverings, and a submetering project. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Lake Apartments

Approximately $214,000 has been budgeted for 2000 for capital improvements at Wood Lake consisting primarily of carpet and vinyl replacements, wall coverings, appliance replacement, and HVAC replacements. During the six months ended June 30, 2000, the Partnership completed approximately $142,000 of capital improvements consisting primarily of plumbing and carpet and vinyl replacement, wall coverings, and plumbing enhancements. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

Approximately $143,000 has been budgeted for 2000 for capital improvements at Plantation Crossing consisting primarily of carpet and vinyl replacements, wall coverings, and appliance replacements. During the six months ended June 30, 2000, the Partnership completed approximately $136,000 of capital improvements consisting primarily of major landscaping, submetering equipment, carpet and vinyl replacement, and appliance replacement. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

Approximately $121,000 has been budgeted for 2000 for capital improvements at Greenspoint consisting primarily of carpet and vinyl replacements, major landscaping, lighting upgrades, HVAC replacements, and plumbing improvements. During the six months ended June 30, 2000, the Partnership completed approximately $102,000 of capital improvements consisting primarily of major landscaping, floor covering replacements, and appliances. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandspoint Apartments

Approximately $154,000 has been budgeted for 2000 for capital improvements at Sands Point consisting primarily of carpet and vinyl replacements, major landscaping, roof replacements, exterior painting, plumbing improvements, and parking lot resurfacing. During the six months ended June 30, 2000, the Partnership completed approximately $97,000 of capital improvements consisting primarily of plumbing enhancements, appliances, roof replacements, and carpet and vinyl replacement. These improvements were funded from operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $59,409,000, net of discount, is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Registrant was prohibited from making distributions from the operations of the Registrant until the mortgages encumbering McMillan Place were satisfied. However, under the terms of the debt restructuring obtained on McMillan Place on January 29, 1998, the Registrant is now permitted to make distributions from the operations of the Registrant's other investment properties. During the six months ended June 30, 2000, the Partnership distributed approximately $3,525,000 (approximately $3,109,000 to the limited partners or $34.82 per limited partnership unit) from operations. During the six months ended June 30, 1999, the Partnership distributed approximately $3,802,000 (approximately $3,503,000 to the limited partners or $39.23 per limited partnership unit). Approximately $2,280,000 (approximately $2,009,000 to the limited partners or $22.50 per limited partnership unit) of the distribution was from operations and approximately $1,522,000 (approximately $1,494,000 to the limited partner or $16.73 per limited partnership unit) was from the remaining proceeds of the sale of Parkside Village Apartments in May 1993. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners in 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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