Form 10QSB
period 2000-09-30
CENTURY PROPERTIES FUND XIX
filed 2000-11-13
CIK 705752

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                $ 1,412
   Receivables and deposits                                                   1,471
   Restricted escrows                                                           137
   Other assets                                                                 630
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  88,432
                                                              100,067
      Less accumulated depreciation                           (48,478)       51,589
                                                                           $ 55,239

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $ 218
   Tenant security deposit liabilities                                          309
   Accrued property taxes                                                       990
   Due to former affiliate                                                      270
   Other liabilities                                                            571
   Mortgage notes payable                                                    59,221

Partners' (Deficit) Capital:
   General partner                                           $ (9,491)
   Limited partners (89,292 units issued and
      outstanding)                                              3,151        (6,340)
                                                                           $ 55,239

            See Accompanying Notes to Consolidated Financial Statements



b)

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                           Three Months              Nine Months
                                        Ended September 30,      Ended September 30,
                                         2000         1999         2000        1999

   Revenues:
      Rental income                    $ 4,150      $ 4,030      $12,490      $12,119
      Other income                         245          203          666          565
          Total revenues                 4,395        4,233       13,156       12,684
   Expenses:
      Operating                          1,457        1,429        4,180        4,027
      General and administrative            97           68          261          257
      Depreciation                         837          788        2,463        2,276
      Interest                           1,198        1,227        3,629        3,690
      Property tax                         323          300        1,037          899
          Total expenses                 3,912        3,812       11,570       11,149

   Net income                           $ 483        $ 421       $ 1,586      $ 1,535

   Net income allocated to
      general partner                    $ 58         $ 51        $ 188        $ 182
   Net income allocated to
      limited partners                     425          370        1,398        1,353

                                        $ 483        $ 421       $ 1,586      $ 1,535

   Net income per limited
      partnership unit                  $ 4.76       $ 4.14      $ 15.66      $ 15.15

   Distributions per limited

      partnership unit                  $ .65       $ 13.26      $ 35.47      $ 52.49

            See Accompanying Notes to Consolidated Financial Statements


c)

                           CENTURY PROPERTIES FUND XIX

               CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        89,292       $ --       $89,292      $89,292

Partners' (deficit) capital
   at December 31, 1999               89,292     $(9,255)     $ 4,920      $(4,335)

Distributions paid to partners            --        (424)      (3,167)      (3,591)

Net income for the nine months
   ended September 30, 2000               --         188        1,398        1,586

Partners' (deficit) capital

   at September 30, 2000              89,292     $(9,491)     $ 3,151      $(6,340)

            See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,


                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $ 1,586      $ 1,535
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                2,463        2,276
      Amortization of loan costs and discount                        74           87
      Change in accounts:
       Receivables and deposits                                    (517)        (453)
       Other assets                                                 (83)         (93)
       Accounts payable                                              38          123
       Tenant security deposit liabilities                           (1)           8
       Accrued property taxes                                       427          356
       Other liabilities                                            (66)         (29)
         Net cash provided by operating activities                3,921        3,810

Cash flows from investing activities:

  Property improvements and replacements                         (1,477)      (1,099)
  Net withdrawals from (deposits to) restricted escrows             183          (52)
         Net cash used in investing activities                   (1,294)      (1,151)

Cash flows from financing activities:

  Payment on mortgage notes payable                                (524)        (478)
  Distributions to partners                                      (3,591)      (5,145)
         Net cash used in financing activities                   (4,115)      (5,623)

Net decrease in cash and cash equivalents                        (1,488)      (2,964)
Cash and cash equivalents at beginning of period                  2,900        5,138
Cash and cash equivalents at end of period                      $ 1,412      $ 2,174

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 3,558      $ 3,605


At December 31, 1999 there were approximately $165,000 of property improvements and replacements in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XIX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation, ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Registrant has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments to the Managing General Partner and its affiliates were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $666      $645
 Reimbursement for services of affiliates (included in
   general and administrative and operating expenses
   and investment properties)                                      134       114
 Partnership management fee (included in general partner
   distributions)                                                  359       362

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $666,000 and $645,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $134,000 and $114,000 for the nine month periods ended September 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $359,000 and $362,000 in Partnership management fees were paid along with the distributions from operations made during the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 48,628.66 limited partnership units in the Partnership representing 54.46% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 54.46% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

Note D - Distribution

During the nine months ended September 30, 2000, the Partnership distributed approximately $3,591,000 (approximately $3,167,000 to the limited partners or $35.47 per limited partnership unit) from operations. Subsequent to September 30, 2000 the Partnership declared and paid an operating distribution or approximately $380,000 (approximately $335,000 to the limited partners or $3.75 per limited partnership unit).

During the nine months ended September 30, 1999, the Partnership distributed approximately $5,145,000 (approximately $4,687,000 to the limited partners or $52.49 per limited partnership unit). Approximately $3,623,000 (approximately $3,195,000 to the limited partners or $35.76 per limited partnership unit) of the distribution was from operations and approximately $1,522,000 (approximately $1,494,000 to the limited partners or $16.73 per limited partnership unit) was from the remaining proceeds of the sale of Parkside Village Apartments in May 1993.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

  Three Months ended September 30, 2000
                                           Residential     Other     Totals
Rental income                                $ 4,150       $   --    $ 4,150
Other income                                     244            1        245
Interest expense                               1,198           --      1,198
Depreciation                                     837           --        837
General and administrative expense                --           97         97
Segment profit (loss)                            579          (96)       483

  Nine Months ended September 30, 2000
                                           Residential     Other     Totals
Rental income                                $12,490       $   --    $12,490
Other income                                     662            4        666
Interest expense                               3,629           --      3,629
Depreciation                                   2,463           --      2,463
General and administrative expense                --          261        261
Segment profit (loss)                          1,843         (257)     1,586
Total assets                                  55,140           99     55,239
Capital expenditures for investment
  properties                                   1,312           --      1,312

 Three Months ended September 30, 1999
                                           Residential     Other      Totals
Rental income                              $ 4,030       $   --     $ 4,030
Other income                                   196            7         203
Interest expense                             1,227           --       1,227
Depreciation                                   788           --         788
General and administrative expense              --           68          68
Segment profit (loss)                          482          (61)        421


 Nine Months ended September 30, 1999
                                          Residential     Other      Totals
 Rental income                               $12,119       $   --    $12,119
 Other income                                    523           42        565
 Interest expense                              3,690           --      3,690
 Depreciation                                  2,276           --      2,276
 General and administrative expense               --          257        257
 Segment profit (loss)                         1,750         (215)     1,535
 Total assets                                 57,197          301     57,498
 Capital expenditures for investment
  properties                                  1,099           --      1,099

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Sunrunner Apartments                          97%        94%
         St. Petersburg, Florida
      Misty Woods Apartments                        93%        94%
         Charlotte, North Carolina
      McMillan Place Apartments                     96%        97%
         Dallas, Texas
      Vinings Peak Apartments                       96%        95%
         Atlanta, Georgia
      Wood Lake Apartments                          95%        95%
         Atlanta, Georgia
      Plantation Crossing                           95%        94%
         Atlanta, Georgia
      Greenspoint Apartments                        94%        95%
         Phoenix, Arizona
      Sandspoint Apartments                         94%        94%
         Phoenix, Arizona

The Managing General Partner attributes the increase in occupancy at Sunrunner to enhanced marketing efforts and an improvement in the local market.

Results of Operations

The Partnership realized net income of approximately $1,586,000 and $1,535,000 for the nine month periods ended September 30, 2000 and 1999, respectively. For the three month periods ended September 30, 2000 and 1999, the Partnership realized net income of approximately $483,000 and $421,000, respectively. The increase in net income for the three and nine month periods ended September 30, 2000 is attributable to an increase in total revenues largely offset by an increase in total expenses. The increase in total revenues for the three and nine month periods ended September 30, 2000 is due to an increase in rental and other income. The increase in rental income is the result of an increase in rental rates at all of the Partnership's investment properties along with the increase in occupancy at Sunrunner, Vinings Peak, and Plantation Crossing. The increase in other income is primarily due to an increase in tenant reimbursements at all of the Partnership's properties, and an increase in late charges charged at a majority of the properties.

The  increase  in total  expenses  for the three and nine  month  periods  ended
September 30, 2000 is primarily attributable to an increase in operating, depreciation, and property tax expenses which was partially offset by a decrease in interest expense. The increase in operating expenses for the three and nine month periods ended September 30, 2000 is the result of increased insurance expense at McMillian Apartments and increased property expenses at Sunrunner, Misty Woods, Plantation Crossing, Greenspoint, and Sands Point Apartments. The increase in insurance expense at McMillian Apartments is a result of the timing of the receipt of insurance premium notices at this property along with the receipt of premium refunds during 1999 as a result of the delays in invoicing. Property expense increased as a result of increased salary expense and utility costs. The increase in depreciation expense is the result of the increase in capital asset additions during the past twelve months. The increase in property tax expense is primarily due to higher assessed values at several properties. Interest expense decreased for the three and nine months ended September 30, 2000 and 1999 as a result of scheduled payments of principal on the mortgages encumbering the investment properties.

The increase in general and administrative expense during the three months ended September 30, 2000, is primarily due to an increase in reimbursements to the Managing General Partner allowed under the Partnership Agreement. General and administrative expenses remained relatively constant for the nine months ended September 30, 2000. Included in general and administrative expense at both September 30, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $1,412,000 as compared to approximately $2,174,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased approximately $1,488,000 from the Registrant's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $4,115,000 of cash used in financing activities and approximately $1,294,000 of cash used in investing activities partially offset by approximately $3,921,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's investment properties. Net cash used in investing activities consisted of capital improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in money market accounts.

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

Sunrunner Apartments

Approximately $131,000 has been budgeted for 2000 for capital improvements at Sunrunner consisting primarily of floor covering replacements, swimming pool and structural improvements, plumbing enhancements, and major landscaping. During the nine months ended September 30, 2000, the Partnership completed approximately $119,000 of capital improvements consisting primarily of floor covering replacement, major landscaping, swimming pool improvements, structural improvements, and plumbing enhancements. These improvements were funded from operating cash flow.

Misty Woods Apartments

Approximately $68,000 has been budgeted for 2000 for capital improvements at Misty Woods consisting primarily of floor covering replacements, appliance replacements, wall coverings, counter tops, and other building improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $147,000 of budgeted and non budgeted capital improvements consisting primarily of structural improvements, floor covering replacements, perimeter fencing, wall coverings, land improvements, and other building improvements. These improvements were funded from operating cash flow.

McMillian Place Apartments

Approximately $277,000 has been budgeted for 2000 for capital improvements at McMillian Place consisting primarily of appliance replacement, floor covering replacements, interior decorating, and exterior painting. During the nine months ended September 30, 2000, the Partnership completed approximately $146,000 of capital improvements consisting primarily of appliances, floor covering replacements, and air conditioning replacements. These improvements were funded from operating cash flow.

Vinings Peak Apartments

Approximately $245,000 has been budgeted for 2000 for capital improvements at Vinings Peak consisting primarily of floor covering replacements, appliance replacements, wall coverings, and other building improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $206,000 of capital improvements consisting primarily of floor covering replacement, wall coverings, and a submetering project, and other building improvements. These improvements were funded from operating cash flow.

Wood Lake Apartments

Approximately $245,000 has been budgeted for 2000 for capital improvements at Wood Lake consisting primarily of floor covering replacements, wall coverings, appliance replacement, and other building improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $176,000 of capital improvements consisting primarily of plumbing and floor covering replacement, wall coverings, plumbing enhancements and a submetering project. These improvements were funded from operating cash flow.

Plantation Crossing Apartments

Approximately $201,000 has been budgeted for 2000 for capital improvements at Plantation Crossing consisting primarily of floor covering replacements, appliance replacements and other building improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $212,000 of budgeted and non budgeted capital improvements consisting primarily of major landscaping, submetering equipment, floor covering and appliance replacements and other building improvements. These improvements were funded from operating cash flow.

Greenspoint Apartments

Approximately $135,000 has been budgeted for 2000 for capital improvements at Greenspoint consisting primarily of floor covering replacements, major landscaping, lighting upgrades, HVAC replacements, and plumbing improvements. During the nine months ended September 30, 2000, the Partnership completed approximately $149,000 of budgeted and non budgeted capital improvements consisting primarily of major landscaping, floor covering replacements, appliances, structural improvements, and air conditioning replacements. These improvements were funded from operating cash flow.

Sandspoint Apartments

Approximately $166,000 has been budgeted for 2000 for capital improvements at Sands Point consisting primarily of floor covering replacements, major landscaping, roof replacements, exterior painting, plumbing improvements, and parking lot resurfacing. During the nine months ended September 30, 2000, the Partnership completed approximately $157,000 of capital improvements consisting primarily of plumbing enhancements, appliances, roof replacements, floor covering replacement, air conditioning replacements, and exterior painting. These improvements were funded from operating cash flow.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $59,221,000, net of discount, is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Registrant was prohibited from making distributions from the operations of the Registrant until the mortgages encumbering McMillan Place were satisfied. However, under the terms of the debt restructuring obtained on McMillan Place on January 29, 1998, the Registrant is now permitted to make distributions from the operations of the Registrant's other investment properties. During the nine months ended September 30, 2000, the Partnership distributed approximately $3,591,000 (approximately $3,167,000 to the limited partners or $35.47 per limited partnership unit) from operations. During the nine months ended September 30, 1999, the Partnership distributed approximately $5,145,000
(approximately $4,687,000 to the limited partners or $52.49 per limited partnership unit). Approximately $3,623,000 (approximately $3,193,000 to the limited partners or $35.76 per limited partnership unit) of the distribution was from operations and approximately $1,522,000 (approximately $1,494,000 to the limited partner or $16.73 per limited partnership unit) was from the remaining proceeds of the sale of Parkside Village Apartments in May 1993. Subsequent to September 30, 2000, the Partnership declared and paid an operating distribution of approximately $380,000 (approximately $335,000 to the limited partners or $3.75 per limited partnership unit). The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners in 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                    Date: November 13, 2000