Form 10KSB
period 2000-12-31
CENTURY PROPERTIES FUND XIX
filed 2001-03-28
CIK 705752

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                       For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF
   1934
   [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $17,475,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services for the years ended December 31, 2000 and 1999.

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

                             Gross
                            Carrying   Accumulated                         Federal
Property                     Value    Depreciation     Rate    Method     Tax Basis
                                (in thousands)                         (in thousands)

Wood Lake Apartments        $ 13,353     $ 7,024     5-30 yrs    S/L       $ 2,419
Greenspoint Apartments        14,458       6,748     5-30 yrs    S/L         2,432
Sandspoint Apartments         16,800       8,000     5-30 yrs    S/L         2,710
Vinings Peak Apartments       15,357       7,795     5-30 yrs    S/L         2,926
Plantation Crossing
  Apartments                   9,731       4,822     5-30 yrs    S/L         2,100
Sunrunner Apartments           7,762       4,140     5-30 yrs    S/L         1,629
McMillan Place                14,705       6,650     5-30 yrs    S/L         4,705
  Apartments
Misty Woods Apartments         8,355       4,155     5-30 yrs    S/L         2,002
                            $100,521     $49,334                           $20,923

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                              Principal                                         Principal
                             Balance At                                          Balance
                            December 31,    Interest    Period     Maturity      Due At
         Property               2000          Rate     Amortized     Date     Maturity (3)
                           (in thousands)                                    (in thousands)

Wood Lake Apartments           $ 7,122       7.50%      25 yrs     01/01/03      $ 6,792
Greenspoint Apartments           8,541       8.33%      30 yrs     05/15/05        7,988
Sandspoint Apartments            9,487       8.33%      30 yrs     05/15/05        8,874
Vinings Peak Apartments          8,270       7.50%      25 yrs     01/01/03        7,888
Plantation Crossing
  Apartments                     4,825       7.50%      25 yrs     01/01/03        4,602
Sunrunner Apartments             3,250       7.33%        (1)      11/01/03        3,250
McMillan Place Apartments
  1st Mortgage                  10,219       9.15%        (1)      10/31/02       10,219
  2nd Mortgage                   2,143       9.15%        (2)      10/31/02        2,101
Misty Woods Apartments           5,181       7.88%      30 yrs     01/01/06        4,777
                               $59,038                                           $56,491

(1)   Interest only.

(2) Interest only, principal balance due at maturity is net of mortgage premium of approximately $42,000.

(3) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rate and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                            Average Annual              Average
                                             Rental Rates              Occupancy
                                              (per unit)
Property                                  2000          1999         2000      1999

Wood Lake Apartments                     $9,915        $9,637        95%        95%
Greenspoint Apartments                    8,272         8,183        94%        95%
Sandspoint Apartments                     7,281         7,130        93%        94%
Vinings Peak Apartments                   9,318         9,024        95%        95%
Plantation Crossing Apartments            9,100         8,731        95%        94%
Sunrunner Apartments                      7,144         6,839        97%        94%
McMillan Place Apartments                 6,820         6,524        96%        98%
Misty Woods Apartments                    7,120         6,960        93%        94%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                                 2000            2000
                                                Billing          Rate
                                            (in thousands)

Wood Lake Apartments                             $146            2.91%
Greenspoint Apartments                            158            1.24%
Sandspoint Apartments                             172            1.27%
Vinings Peak Apartments                           181            2.91%
Plantation Crossing Apartments                     82            2.70%
Sunrunner Apartments                              142            2.38%
McMillan Place Apartments                         362            2.72%
Misty Woods Apartments                             92            1.32%

Capital Improvements

Wood Lake Apartments

During the year ended December 31, 2000, the Partnership completed approximately $208,000 of capital improvements consisting primarily of floor covering and appliance replacements, plumbing enhancements, wall coverings, and other building improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $60,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the year ended December 31, 2000, the Partnership completed approximately $188,000 of capital improvements consisting primarily of floor covering and appliance replacements, structural improvements, other building improvements, air conditioning replacements, and major landscaping. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $92,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sandspoint Apartments

During the year ended December 31, 2000, the Partnership completed approximately $209,000 of capital improvements consisting primarily of floor covering and appliance replacements, air conditioning replacements, plumbing improvements, roof replacements, structural improvements, and exterior painting. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $118,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

During the year ended December 31, 2000, the Partnership completed approximately $246,000 of capital improvements consisting primarily of floor covering and appliance replacements, plumbing enhancements, and other building improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $77,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the year ended December 31, 2000, the Partnership completed approximately $237,000 of capital improvements consisting primarily of plumbing enhancements, floor covering and appliance replacements, major landscaping, and other building improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $49,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sunrunner Apartments

During the year ended December 31, 2000, the Partnership completed approximately $146,000 of capital improvements consisting primarily of swimming pool and structural improvements, major landscaping, floor covering and appliance replacements, and plumbing enhancements. These improvements were funded from partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $55,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillan Place Apartments

During the year ended December 31, 2000, the Partnership completed approximately $324,000 of capital improvements consisting primarily of appliance and floor covering replacements, roof replacements, and structural improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $110,550. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Misty Woods Apartments

During the year ended December 31, 2000, the Partnership completed approximately $208,000 of capital improvements consisting primarily of structural improvements, floor covering and appliance replacements, perimeter fencing and other building improvements. These improvements were funded from replacement reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $62,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units aggregating $89,292,000. The Partnership currently has 89,292 units outstanding held by 4,271 limited partners of record. Affiliates of the Managing General Partner owned 49,170.66 units or 55.07% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/99 - 12/31/99             $ 5,145 (1)            $52.49
       01/01/00 - 12/31/00               3,971 (2)             39.22
      Subsequent to 12/31/00             1,375 (2)             13.58

(1) Consists of $3,623,000 of cash from operations and $1,522,000 from the remaining sale proceeds for Parkside Village Apartments.

(2)   Consists entirely of cash from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. The Partnership is restricted from distributing cash from operations of McMillan Place Apartments as a condition of the modification of the property's mortgage in 1998. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 49,170.66 limited partnership units in the Partnership representing 55.07% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $289.18 per Unit. Pursuant to this offer, AIMCO acquired an additional 562 units resulting in its total ownership being increased to 49,732.66 units or 55.70% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.70% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

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

Results of Operations

The Partnership realized net income of approximately $1,631,000 and $2,007,000 for the years ended December 31, 2000 and 1999, respectively. The decrease in net income is attributable to an increase in total expenses, largely offset by an increase in total revenues. The increase in total expenses is primarily attributable to an increase in operating, depreciation, property tax and interest expenses. The increase in operating expenses is the result of increased insurance expense at McMillian Apartments and increased property expenses at Sunrunner, Misty Woods, Greenspoint, and Sands Point Apartments. The increase in insurance expense at McMillian Apartments is a result of the timing of the receipt of insurance premium invoices at this property along with the receipt of premium refunds during 1999 as a result of the delays in invoicing. Property expense increased as a result of increased salary expense and related employee benefits. The increase in depreciation expense is the result of the addition of capital assets during the past twelve months. The increase in property tax expense is primarily due to higher assessed values at several properties. Interest expense increased as a result of the contingency for additional interest on McMillian Place Apartments as discussed below. This increase in interest expense was partially offset by a decrease in interest payments made as a result of scheduled payments of principal on the mortgages encumbering the interest properties.

The increase in total revenues is due to an increase in rental and other income. The increase in rental income is the result of increased rental rates at all of the Partnership's investment properties and an increase in occupancy at Sunrunner and Plantation Crossing. The increase in other income is primarily due to an increase in tenant reimbursements at all of the Partnership's properties, and an increase in late charges and local telephone income received at a majority of the Partnership's properties.

General and administrative expenses remained relatively constant for the year ended December 31, 2000. Included in general and administrative expense at both December 31, 2000 and 1999 are reimbursements to the Managing General Partner under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.


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

Liquidity and Capital Resources

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $2,172,000 as compared to approximately $2,900,000 at December 31, 1999. For the year ended December 31, 2000, cash and cash equivalents decreased approximately $728,000 from the Registrant's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $4,671,000 of cash used in financing activities and approximately $1,605,000 of cash used in investing activities which more than offset approximately $5,548,000 of cash provided by operating activities. Net cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's
properties.   Net  cash  used  in  investing  activities  consisted  of  capital improvements and replacements, partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $626,450. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any may be adversely affected at least in the short term.

In connection with the January 29, 1998 modification of the terms of the mortgages encumbering McMillan Place Apartments, the first mortgage requires additional interest to be paid upon maturity at October 31, 2002 equal to 50% of the increase in the appreciated fair market value of the property, which was stipulated as $12,860,000 at the time of the restructuring. At December 31, 2000 the Managing General Partner estimated that there had been an increase in the fair market value of McMillan Place Apartments. Accordingly, a liability for $250,000 was recorded at December 31, 2000 and is included in other liabilities and interest expense, to account for this estimated liability.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $59,038,000 is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

The Registrant was prohibited from making distributions from operations of the Registrant until the mortgages encumbering McMillan Place were satisfied. However, under the terms of the debt restructuring obtained on McMillan Place on January 1998 the Registrant is now permitted to make distributions from the operations of the Registrant's other investment properties. During the year ended December 31, 2000, the Partnership distributed approximately $3,971,000 (approximately $3,502,000 to the limited partners or $39.22 per limited partnership unit) from operations. During the year ended December 31, 1999, the Partnership distributed approximately $5,145,000 (approximately $4,687,000 to the limited partners, $52.49 per limited partnership unit). Approximately $3,623,000 (approximately $3,195,000 to the limited partners, $35.78 per limited partnership unit) of the distribution was from operations and approximately $1,522,000 (approximately $1,492,000 to the limited partners, $16.71 per limited partnership unit) was from the remaining proceeds of the sale of Parkside Village Apartments in May 1993. Subsequent to December 31, 2000, the Partnership declared and paid distributions of approximately $1,375,000 (approximately $1,213,000 or $13.58 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 49,170.66 limited partnership units in the Partnership representing 55.07% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $289.18 per Unit. Pursuant to this offer, AIMCO acquired an additional 562 units resulting in its total ownership being increased to 49,732.66 units or 55.70% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.70% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

Item 7.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS


     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statement of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XIX


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                $  2,172
   Receivables and deposits (net of $38 for allowance
     for doubtful accounts)                                                      896
   Restricted escrows                                                            126
   Other assets                                                                  557
   Investment properties (Notes A, C, G):
      Land                                                    $ 11,635
      Buildings and related personal property                   88,886
                                                               100,521
      Less accumulated depreciation                            (49,334)       51,187

                                                                            $ 54,938
Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                         $    370
   Tenant security deposit payable                                               318
   Accrued property taxes                                                        515
   Due to former affiliate                                                       270
   Other liabilities                                                           1,102
   Mortgage notes payable (Note C)                                            59,038

Partners' (Deficit) Capital
   General partner                                            $ (9,532)
   Limited partners (89,292 units issued
      and outstanding)                                           2,857        (6,675)

                                                                            $ 54,938

              See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $16,545      $16,273
   Other income                                                  930          750
      Total revenues                                          17,475       17,023

Expenses:
   Operating                                                   5,707        5,423
   General and administrative                                    360          375
   Depreciation                                                3,319        3,046
   Interest                                                    5,087        4,973
   Property taxes                                              1,371        1,199

      Total expenses                                          15,844       15,016

Net income                                                   $ 1,631      $ 2,007

Net income allocated to general partner                      $   192      $   237

Net income allocated to limited partners                       1,439        1,770

                                                             $ 1,631      $ 2,007

Net income per limited partnership unit                      $ 16.12      $ 19.82

Distribution per limited partnership unit                    $ 39.22      $ 52.49

              See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                             (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units      Partner's   Partners'    Total

Original capital contributions            89,292      $    --     $89,292    $89,292

Partners' (deficit) capital
   at December 31, 1998                   89,292      $(9,034)    $ 7,837    $(1,197)

Distribution paid to partners                 --         (458)     (4,687)    (5,145)

Net income for the year ended
   December 31, 1999                          --          237       1,770      2,007

Partners' (deficit) capital at
   December 31, 1999                      89,292       (9,255)      4,920     (4,335)

Distribution paid to partners                 --         (469)     (3,502)    (3,971)

Net income for the year
   ended December 31, 2000                    --          192       1,439      1,631

Partners' (deficit) capital
   at December 31, 2000                   89,292      $(9,532)    $ 2,857    $(6,675)

              See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                    $ 1,631      $ 2,007
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                 3,319        3,046
     Amortization of loan costs and discount                         98          112
     Change in accounts:
       Receivables and deposits                                      58          161
       Other assets                                                 (41)         (72)
       Accounts payable                                              58          (33)
       Tenant security deposit payable                                8           (2)
       Accrued property taxes                                       (48)           2
       Other liabilities                                            465           72

          Net cash provided by operating activities               5,548        5,293

Cash flows from investing activities:
  Property improvements and replacements                         (1,799)      (1,681)
  Net withdrawals from (deposits to) restricted escrows             194          (68)

          Net cash used in investing activities                  (1,605)      (1,749)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (700)        (637)
  Distribution to partners                                       (3,971)      (5,145)

          Net cash used in financing activities                  (4,671)      (5,782)

Net decrease in cash and cash equivalents                          (728)      (2,238)

Cash and cash equivalents at beginning of the year                2,900        5,138

Cash and cash equivalents at end of year                        $ 2,172      $ 2,900

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 4,991      $ 4,806
Supplemental information of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                      $   132      $   165

              See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

Century Properties Fund XIX (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to operate and ultimately sell residential apartment complexes. As of December 31, 2000, the Partnership operated eight residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partner II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

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

Cash and Cash Equivalents

Includes cash on hand, and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,511,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Reserve Account

As a condition of refinancing the debt of Sunrunner, Misty Woods and McMillan Place, the Registrant was required to establish reserve accounts. The reserve accounts were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property. The balance at December 31, 2000, is approximately $126,000, which includes interest.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged his or her space and is current on rental payments.

Investment Properties

Investment properties consist of eight apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Statements Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

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

Advertising Costs

The Registrant expenses the costs of advertising as incurred. Advertising costs of approximately $274,000 and $255,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

Loan Costs

Loan costs of  approximately  $1,060,000  are  included  in other  assets in the
accompanying   consolidated   balance  sheet  and  are  being   amortized  on  a
straight-line basis over the life of the loans. At December 31, 2000, accumulated amortization is approximately $681,000. Amortization of loan costs is included in interest expense.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as presently presented.

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

Note C - Mortgage Notes Payable

                             Principal     Monthly                            Principal
                            Balance At     Payment      Stated                 Balance
                           December 31,   Including    Interest  Maturity       Due At
         Property              2000        Interest      Rate      Date        Maturity
                                 (in thousands)                             (in thousands)
Wood Lake Apartments          $ 7,122      $ 57         7.50%    01/01/03      $ 6,792
Greenspoint Apartments          8,541        68         8.33%    05/15/05        7,988
Sandspoint Apartments           9,487        76         8.33%    05/15/05        8,874
Vinings Peak Apartments         8,270        67         7.50%    01/01/03        7,888
Plantation Crossing
  Apartments                    4,825        39         7.50%    01/01/03        4,602
Sunrunner Apartments            3,250        20 (1)     7.33%    11/01/03        3,250
McMillan Place Apartments
   1st Mortgage                10,219        78 (1)     9.15%    10/31/02       10,219
   2nd Mortgage                 2,143        -- (2)     9.15%    10/31/02        2,101
Misty Woods Apartments          5,181        40         7.88%    01/01/06        4,777
                              $59,038      $445                                $56,491

(1)      Payments are interest only.

(2) Payments are interest only, principal balance due at maturity is net of mortgage premium of approximately $42,000.

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the increase in the appreciated fair market value of McMillan Place, which was stipulated as $12,860,000 at the time of restructuring, as defined in the note agreement. At December 31, 2000 the Managing General Partner estimated that there had been an increase in the fair market value of McMillan Place and accordingly a liability for $250,000 was recorded at December 31, 2000. The second mortgage balance of approximately $2,143,000 consists of a non-interest bearing portion of $800,000, which is due at the maturity date of October 31, 2002, and an interest bearing portion of $1,343,000. The interest bearing portion has a stated interest rate of 9.15%. Interest on the modified debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans at the date of modification. In connection with the modification, a former affiliate advanced $270,000 to the Partnership. This amount was used as part of the payment of accrued interest on the second mortgage. This advance is due upon sale and/or refinancing of the property.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                               2001        $   775
                               2002         13,150
                               2003         22,888
                               2004            386
                               2005         17,062
                            Thereafter       4,777
                                           $59,038

Note D - Distributions

During the year ended December 31, 2000, the Partnership distributed approximately $3,971,000 (approximately $3,502,000 to the limited partners or $39.22 per limited partnership unit) from operations. Subsequent to the year ended December 31, 2000, the Partnership distributed approximately $1,375,000 (approximately $1,213,000 to the limited partners or $13.58 per limited partnership unit) from operations.

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

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                           2000         1999
Net income as reported                                    $ 1,631     $ 2,007
Add (deduct):
   Depreciation differences                                  (152)       (397)
   Other                                                      305          21
   Unearned income                                             56         (57)
Federal taxable income                                    $ 1,840     $ 1,574
Federal taxable income per limited partnership unit       $ 18.18     $ 15.55

The following is a reconciliation between the Registrant's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  2000

Net liabilities as reported                     $ (6,675)
Land and buildings                                (4,859)
Accumulated depreciation                         (25,405)
Syndication and distribution costs                 4,451
Unearned income                                      376
Other                                                394
Deferred Sales Commission                          7,947

Net liabilities - Federal tax basis             $(23,771)

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

The following payments to the Managing General Partner and its affiliates were incurred during the years ended December 31, 2000 and 1999:

                                                      2000         1999
                                                       (in thousands)
Property management fees (included in
   operating expense)                                 $889         $865
Reimbursement for services of affiliates,
   (included in investment properties and
   operating, general and administrative
   expenses)                                           213          169
Partnership management fee (included in
   general partner distributions)                      397          362

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $889,000 and $865,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $213,000 and $169,000 for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $397,000 and $362,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 49,170.66 limited partnership units in the Partnership representing 55.07% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $289.18 per Unit. Pursuant to this offer, AIMCO acquired an additional 562 units resulting in its total ownership being increased to 49,732.66 units or 55.70% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.70% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

Note G - Real Estate and Accumulated Depreciation

                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)

                                                             Buildings       Net Cost
                                                            and Related     Capitalized
                                                             Personal      Subsequent to
        Description            Encumbrances       Land       Property       Acquisition
                              (in thousands)                              (in thousands)

Wood Lake Apartments             $ 7,122        $ 1,206       $10,980         $ 1,167
Greenspoint Apartments             8,541          2,165        11,199           1,094
Sandspoint Apartments              9,487          2,124        13,158           1,518
Vinings Peak Apartments            8,270          1,632        12,321           1,404
Plantation Crossing
  Apartments                       4,825          1,062         7,576           1,093
Sunrunner Apartments               3,250            634         6,485             643
McMillan Place Apartments         12,362          2,399        10,826           1,480
Misty Woods Apartments             5,181            429         6,846           1,080
                                 $59,038        $11,651       $79,391         $ 9,479


                     Gross Amount At Which Carried
                         At December 31, 2000
                            (in thousands)

                                Buildings
                               And Related                           Year of
                                Personal                Accumulated  Construc-  Date   Depreciable
   Description         Land     Property      Total    Depreciation    tion   Acquired Life-Years
                                                      (in thousands)

Wood Lake Apartments $ 1,206     $12,147     $13,353      $ 7,024      1983    12/83    5-30 yrs
Greenspoint
  Apartments           2,140      12,318      14,458        6,748      1984     2/84    5-30 yrs
Sandspoint             2,147      14,653      16,800        8,000      1984     2/84    5-30 yrs
Apartments
Vinings Peak
  Apartments           1,632      13,725      15,357        7,795      1982     4/84    5-30 yrs
Plantation
Crossing
  Apartments           1,062       8,669       9,731        4,822      1980     6/84    5-30 yrs
Sunrunner                587       7,175       7,762        4,140      1981     7/84    5-30 yrs
Apartments
McMillan Place
  Apartments           2,427      12,278      14,705        6,650      1985     6/85    5-30 yrs
Misty Woods
  Apartments             434       7,921       8,355        4,155      1985     6/85    5-30 yrs
                     $11,635     $88,886     $100,521     $49,334

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2000          1999
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $ 98,755       $96,909
    Property improvements                         1,766         1,846
Balance at end of year                         $100,521       $98,755

Accumulated Depreciation
Balance at beginning of year                   $ 46,015       $42,969
    Additions charged to expense                  3,319         3,046
Balance at end of year                         $ 49,334       $46,015

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $95,662,000 and $93,817,000, respectively.  The accumulated  depreciation  for Federal income tax purposes at
December  31,  2000 and  1999,  is  approximately  $74,739,000  and  $71,268,000 respectively.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

   Name                    Age    Position

   Patrick J. Foye          43    Executive Vice President and Director

   Martha L. Long           41    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $66,000 and non-audit services (principally tax-related) of approximately $23,000.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Registrant as of December 31, 2000.


   Entity                             Number of Units      Percent of Total

   Insignia Properties, L.P.             25,228.66               28.26%
     (an affiliate of AIMCO)
   Fox Capital Management Corporation       100.00                 .11%
     (an affiliate of AIMCO)
   IPLP Acquisition I, LLC                4,892.00                5.48%
     (an affiliate of AIMCO)
   AIMCO Properties LP                   18,950.00               21.22%
     (an affiliate of AIMCO)

Insignia Properties LP, Fox Capital Management Corporation and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

As a result of its ownership of 49,170.66 limited partnership units, AIMCO, through its affiliates, could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

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

The following payments to the Managing General Partner and its affiliates were incurred during the years ended December 31, 2000 and 1999:

                                                      2000         1999
                                                       (in thousands)

Property management fees                              $889         $865
Reimbursement for services of affiliates               213          169
Partnership management fee                             397          362

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $889,000 and $865,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $213,000 and $169,000 for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $397,000 and $362,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2000 and 1999, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 49,170.66 limited partnership units in the Partnership representing 55.07% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $289.18 per Unit. Pursuant to this offer, AIMCO acquired an additional 562 units resulting in its total ownership being increased to 49,732.66 units or 55.70% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.70% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

Item 13.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

          None.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2000:

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


                                    Date: March 27, 2001


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 27, 2001
Patrick J. Foye               and Director


/s/Martha L. Long             Senior Vice President         Date: March 27, 2001
Martha L. Long                and Controller

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