Form 10QSB
period 2001-03-31
CENTURY PROPERTIES FUND XIX
filed 2001-05-07
CIK 705752

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

                   For the quarterly period ended March 31, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                $  1,352
   Receivables and deposits                                                      796
   Restricted escrows                                                            130
   Other assets                                                                  628
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  89,159
                                                              100,794
      Less accumulated depreciation                           (50,125)       50,669
                                                                           $ 53,575
Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                        $    161
   Tenant security deposits payable                                             339
   Accrued property taxes                                                       502
   Due to former affiliate                                                      270
   Other liabilities                                                            783
   Mortgage notes payable                                                    58,850

Partners' (Deficit) Capital:
   General partner                                           $ (9,609)
   Limited partners (89,292 units issued and
      outstanding)                                              2,279        (7,330)
                                                                           $ 53,575

            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                           Three Months Ended
                                                               March 31,
                                                        2001               2000
Revenues:
   Rental income                                       $ 4,191           $ 4,147
   Other income                                            280               165
   Gain on casualty                                        158                --
      Total revenues                                     4,629             4,312

Expenses:
   Operating                                             1,373             1,440
   General and administrative                              120                79
   Depreciation                                            863               801
   Interest                                              1,203             1,217
   Property tax                                            350               389
      Total expenses                                     3,909             3,926

Net income                                              $  720            $  386

Net income allocated to general partner                 $   85            $   46
Net income allocated to limited partners                   635               340
                                                        $  720            $  386

Net income per limited partnership unit                 $ 7.11            $ 3.81

Distributions per limited partnership unit              $13.58            $   --

            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIX

               CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        89,292     $    --      $89,292      $89,292

Partners' (deficit) capital
   at December 31, 2000               89,292     $(9,532)     $ 2,857      $(6,675)

Distributions to partners                 --        (162)      (1,213)      (1,375)

Net income for the three months
   ended March 31, 2001                   --          85          635          720

Partners' (deficit) capital
   at March 31, 2001                  89,292     $(9,609)     $ 2,279      $(7,330)


            See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $   720      $   386
  Casualty gain                                                    (158)          --
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                  863          801
      Amortization of loan costs and discount                        24           25
      Change in accounts:
       Receivables and deposits                                     100           91
       Other assets                                                (101)         (68)
       Accounts payable                                             (77)         202
       Tenant security deposits payable                             21             3
       Accrued property taxes                                       (13)         (75)
       Other liabilities                                            (96)         (14)
         Net cash provided by operating activities                1,283        1,351

Cash flows from investing activities:
  Property improvements and replacements                           (542)        (590)
  Net (deposits to) withdrawals from restricted escrows              (4)          93
         Net cash used in investing activities                     (546)        (497)

Cash flows from financing activities:
  Payment on mortgage notes payable                                (182)        (169)
  Distributions to partners                                      (1,375)          --
         Net cash used in financing activities                   (1,557)        (169)

Net (decrease) increase in cash and cash equivalents               (820)         685
Cash and cash equivalents at beginning of period                  2,172        2,900
Cash and cash equivalents at end of period                      $ 1,352      $ 3,585

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,178      $ 1,192

At December 31, 2000 and March 31, 2001, accounts payable and property improvements and replacements were adjusted by approximately $132,000.

At March 31, 2000, accounts payable and property improvements and replacements were adjusted by approximately $165,000.


            See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XIX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Principles of Consolidation

The Registrant's financial statements include the accounts of Misty Woods CPF 19, LLC, a limited liability company in which the Registrant ultimately owns a 100% economic interest. All significant inter-entity transactions have been eliminated.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as presently presented.

Note B - Casualty Gain

In February 2000, one of the Partnership's investment properties, McMillan Place Apartments, incurred damages to its buildings as a result of a hail storm. As a result of the damage, approximately $137,000 of fixed assets and approximately $72,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. The property received approximately $223,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $158,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

The following payments to the Managing General Partner and its affiliates were incurred during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $227      $220
 Reimbursement for services of affiliates (included in
   general and administrative and operating expenses
   and investment properties)                                       42        47

During the three months ended March 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $227,000 and $220,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $42,000 and $47,000 for the three month periods ended March 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $137,000 in Partnership management fees were paid along with the distribution from operations made during the three months ended March 31, 2001. No fees were paid during the three months ended March 31, 2000.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 49,732.66 limited partnership units in the Partnership representing 55.70% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.70% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General

Partner, is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

Note D - Distribution

During the three months ended March 31, 2001, the Partnership distributed approximately $1,375,000 (approximately $1,213,000 to the limited partners, $13.58 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership distributed approximately $353,000 (approximately $346,000 to the limited partners, $3.87 per limited partnership unit) from operations. There were no distributions during the three months ended March 31, 2000.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Sunrunner Apartments                          96%        98%
         St. Petersburg, Florida
      Misty Woods Apartments                        92%        93%
         Charlotte, North Carolina
      McMillan Place Apartments                     97%        97%
         Dallas, Texas
      Vinings Peak Apartments                       94%        96%
         Atlanta, Georgia
      Wood Lake Apartments                          91%        96%
         Atlanta, Georgia
      Plantation Crossing                           87%        94%
         Atlanta, Georgia
      Greenspoint Apartments                        95%        94%
         Phoenix, Arizona
      Sandspoint Apartments                         96%        94%
         Phoenix, Arizona

The Managing General Partner attributes the decrease in occupancy at both Plantation Crossing Apartments and Wood Lake Apartments to numerous evictions during the current quarter. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base.

Results of Operations

The Partnership realized net income of approximately $720,000 and $386,000 for the three month periods ended March 31, 2001 and 2000, respectively. The increase in net income is attributable to an increase in total revenues. The increase in total revenues is due to a casualty gain at McMillan Place Apartments (see Item 1. Financial Statements, Note B Casualty Gain) and an increase in rental income and other income. The increase in rental income is the result of increased average rental rates at all of the Partnership's properties which more than offset the decrease in occupancy at five of the investment properties. The increase in other income is primarily due to an increase in interest income due to higher cash balances being maintained in interest-bearing accounts. Other income also increased due to the collection of pet fees, late charges, and lease cancellation fees being enforced by management at several properties. Total expenses remained relatively stable, however, operating expense and property tax expense decreased while general and administrative expenses and depreciation expense increased. The decrease in operating expenses is the result of a decrease in maintenance expense which was partially offset by an increase in advertising expenses and property expense. The decrease in maintenance expense is primarily due to the reduction in contract services and fewer routine maintenance repairs at the investment properties. Advertising expense increased as a result of a decline in occupancy at five of the investment properties. Property expenses increased due to an increase in utility costs incurred by the investment properties as a result of the decline in occupancy. Property tax expense decreased due to the timing and receipt of invoices from the taxing authorities that affected prior estimates. Depreciation expense increased as a result of the addition of property improvements and replacements that were placed in service during the past twelve months.

General and administrative expense increased due to an increase in professional fees and services. Included in general and administrative expense at both March 31, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $1,352,000 as compared to approximately $3,585,000 at March 31, 2000. For the three months ended March 31, 2001, cash and cash equivalents decreased approximately $820,000 from the Registrant's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $1,557,000 of cash used in financing activities and approximately $546,000 of cash used in investing activities which was partially offset by approximately $1,283,000 of cash provided by operating activities. Net cash used in investing activities consisted of capital improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. Net cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's investment properties and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Sunrunner Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $22,000 of capital improvements consisting primarily of appliance and floor covering replacements. These improvements were funded from Partnership reserves. Approximately $130,000 has been budgeted for 2001 for capital improvements at Sunrunner Apartments consisting primarily of floor covering and appliance replacements, roof replacements, contract painting, and air conditioning and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Misty Woods Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $43,000 of capital improvements consisting primarily of floor covering replacements, wall coverings, interior decoration, and parking lot improvements. These improvements were funded from operating cash flow. Approximately $63,000 has been budgeted for 2001 for capital improvements at Misty Woods Apartments consisting primarily of floor covering and appliance replacements, wall coverings, air conditioning unit upgrades, interior decoration and parking lot improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillian Place Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $46,000 of capital improvements consisting primarily of water heater replacements, interior decorations, appliances and floor covering replacements. These improvements were funded from operating cash flow. Approximately $111,000 has been budgeted for 2001 for capital improvements at McMillian Place Apartments consisting primarily of appliance replacement, floor covering replacements, interior decorating, and countertop and air conditioning replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $69,000 of capital improvements consisting primarily of floor covering replacement and appliance replacements, structural improvements and landscaping improvements. These improvements were funded from operating cash flow. Approximately $109,000 has been budgeted for 2001 for capital improvements at Vinings Peak Apartments consisting primarily of floor covering and appliance replacements, and interior decorations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Lake Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $77,000 of capital improvements consisting primarily of floor covering and appliance replacement, plumbing improvements, water heater replacement and landscaping improvements. These improvements were funded from operating cash flow. Approximately $98,000 has been budgeted for 2001 for capital improvements at Wood Lake Apartments consisting primarily of floor covering and appliance replacements and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $85,000 of capital improvements consisting primarily of floor covering replacement and appliance replacements, wall coverings, swimming pool improvements and plumbing improvements. These improvements were funded from operating cash flow. Approximately $140,000 has been budgeted for 2001 for capital improvements at Plantation Crossing consisting primarily of floor covering and appliance replacements, wall coverings, and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $35,000 of capital improvements consisting primarily of parking area improvements, furniture upgrades, plumbing replacements, floor covering and appliance replacements. These improvements were funded from operating cash flow. Approximately $224,000 has been budgeted for 2001 for capital improvements at Greenspoint Apartments consisting primarily of floor covering and appliance replacements, roof replacements, air conditioning unit replacements, and plumbing improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sands Point Apartments

During the three months ended March 31, 2001, the Partnership completed approximately $33,000 of capital improvements consisting primarily of plumbing enhancements, roof replacements, floor covering and appliance replacements, and structural improvements. These improvements were funded from operating cash flow. Approximately $158,000 has been budgeted for 2001 for capital improvements at Sands Point Apartments consisting primarily of floor covering and appliance replacements, air conditioning unit replacements, roof replacements, swimming pool improvements, plumbing improvements, and parking lot resurfacing. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $58,850,000, net of discount, is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Registrant was prohibited from making distributions from the operations of the Registrant until the mortgages encumbering McMillan Place were satisfied. However, under the terms of the debt restructuring obtained on McMillan Place on January 29, 1998, the Registrant is now permitted to make distributions from the operations of the Registrant's other investment properties. During the three months ended March 31, 2001, the Partnership distributed approximately $1,375,000 (approximately $1,213,000 to the limited partners, $13.58 per limited partnership unit) from operations. Subsequent to the three months ended March 31, 2001, the Partnership distributed approximately $353,000 (approximately $346,000 to the limited partners, $3.87 per limited partnership unit) from operations. There were no distributions during the three months ended March 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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


                                    Date: May 7, 2001