Form 10QSB
period 2001-06-30
CENTURY PROPERTIES FUND XIX
filed 2001-07-31
CIK 705752

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

                    For the quarterly period ended June 30, 2001


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                $ 1,070
   Receivables and deposits                                                   1,016
   Restricted escrows                                                           117
   Other assets                                                                 602
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  89,656
                                                              101,291
      Less accumulated depreciation                           (50,994)       50,297
                                                                           $ 53,102
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                        $    222
   Tenant security deposits payable                                             317
   Accrued property taxes                                                       691
   Due to former affiliate                                                      270
   Other liabilities                                                          1,099
   Mortgage notes payable                                                    58,441

Partners' (Deficit) Capital:
   General partner                                           $ (9,681)
   Limited partners (89,292 units issued and
      outstanding)                                              1,743        (7,938)
                                                                           $ 53,102


            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                         2001         2000         2001        2000

   Revenues:
      Rental income                    $ 4,130      $ 4,193      $ 8,321      $ 8,340
      Other income                         375          256          657          421
      Gain on casualty                      --           --          156           --
          Total revenues                 4,505        4,449        9,134        8,761
   Expenses:
      Operating                          1,492        1,283        2,865        2,723
      General and administrative           126           85          246          164
      Depreciation                         872          825        1,735        1,626
      Interest                           1,439        1,214        2,642        2,431
      Property tax                         354          325          704          714
          Total expenses                 4,283        3,732        8,192        7,658

   Net income                           $  222       $  717       $  942       $1,103

   Net income allocated to
      general partner                   $   26       $   85       $  111       $  130
   Net income allocated to
      limited partners                     196          632          831          973

                                        $  222       $  717       $  942       $1,103

   Net income per limited
      partnership unit                  $ 2.20       $ 7.08       $ 9.31      $ 10.90

   Distributions per limited
      partnership unit                  $ 8.20       $34.82       $21.78       $34.82

            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIX

               CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        89,292     $    --      $89,292      $89,292

Partners' (deficit) capital
   at December 31, 2000               89,292     $(9,532)     $ 2,857      $(6,675)

Distributions paid to partners            --        (260)      (1,945)      (2,205)

Net income for the six months
   ended June 30, 2001                    --         111          831          942

Partners' (deficit) capital
   at June 30, 2001                   89,292     $(9,681)     $ 1,743      $(7,938)



            See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 942       $ 1,103
  Casualty gain                                                    (156)          --
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation                                                1,735        1,626
      Amortization of loan costs and discount                        49           50
      Change in accounts:
       Receivables and deposits                                    (120)        (266)
       Other assets                                                (106)         (30)
       Accounts payable                                             (16)          93
       Tenant security deposits payable                              (1)           6
       Accrued property taxes                                       176           95
       Other liabilities                                             (3)         (63)
         Net cash provided by operating activities                2,500        2,614

Cash flows from investing activities:
  Property improvements and replacements                         (1,044)      (1,041)
  Net insurance proceeds received                                   223           --
  Net withdrawals from restricted escrows                             9           84
         Net cash used in investing activities                     (812)        (957)

Cash flows from financing activities:
  Payment on mortgage notes payable                                (585)        (341)
  Distributions to partners                                      (2,205)      (3,525)
         Net cash used in financing activities                   (2,790)      (3,866)

Net decrease in cash and cash equivalents                        (1,102)      (2,209)
Cash and cash equivalents at beginning of period                  2,172        2,900
Cash and cash equivalents at end of period                      $ 1,070      $   691

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,350      $ 2,381

At December 31, 2000 and June 30, 2001, accounts payable and property improvements and replacements were adjusted by approximately $132,000.

At June 30, 2000 property improvements and replacements were adjusted by $165,000 for property improvements and replacements in accounts payable at December 31, 1999.


            See Accompanying Notes to Consolidated Financial Statements


e)
                           CENTURY PROPERTIES FUND XIX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Principles of Consolidation

The Registrant's financial statements include the accounts of Misty Woods CPF 19, LLC, a limited liability company in which the Registrant ultimately owns a 100% economic interest. All significant inter-entity transactions have been eliminated.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as presently presented.

Note B - Casualty Gain

In February 2001, one of the Partnership's investment properties, McMillan Place Apartments, incurred damages to its buildings as a result of a hail storm. As a result of the damage, approximately $142,000 of fixed assets and approximately $75,000 of accumulated depreciation were written off resulting in a net write off of approximately $67,000. The property received approximately $223,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $156,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

The following amounts to the Managing General Partner and its affiliates were incurred during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $458      $444
 Reimbursement for services of affiliates (included in
   general and administrative and operating expenses
   and investment properties)                                       84        88
 Partnership management fee (included in general partner
   distributions)                                                  221       353

During the six months ended June 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $458,000 and $444,000 for the six months ended June 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $84,000 and $88,000 for the six months ended June 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $221,000 and $353,000 in Partnership management fees were paid along with the distributions from operations which were made during the six months ended June 30, 2001 and 2000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 49,973.66 limited partnership units in the Partnership representing 55.97% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.97% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

Note D - Distribution

During the six months ended June 30, 2001, the Partnership distributed approximately $2,205,000 (approximately $1,945,000 to the limited partners, $21.78 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Partnership distributed approximately $3,525,000 (approximately $3,109,000 to the limited partners or $34.82 per limited partnership unit) from operations.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Sunrunner Apartments                          96%        97%
         St. Petersburg, Florida
      Misty Woods Apartments                        90%        93%
         Charlotte, North Carolina
      McMillan Place Apartments                     97%        96%
         Dallas, Texas
      Vinings Peak Apartments                       93%        96%
         Atlanta, Georgia
      Wood Lake Apartments                          92%        95%
         Atlanta, Georgia
      Plantation Crossing                           88%        95%
         Atlanta, Georgia
      Greenspoint Apartments                        94%        94%
         Phoenix, Arizona
      Sandspoint Apartments                         95%        94%
         Phoenix, Arizona

The decrease in occupancy at Vinings Peak Apartments, Wood Lake Apartments, Plantation Crossing Apartments, and Misty Woods Apartments is due to the competitive market of the apartment industry in the Atlanta and Charlotte areas and the purchase of new homes by the apartments tenants. Additionally, the Managing General Partner attributes the decrease in occupancy at Wood Lake Apartments and Plantation Crossing Apartments to numerous evictions during the current year. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base.

Results of Operations

The Partnership realized net income of approximately $942,000 and $1,103,000 for the six month periods ended June 30, 2001 and 2000, respectively. For the three month periods ended June 30, 2001 and 2000, the Partnership realized net income of approximately $222,000 and $717,000, respectively. The decreases in net income for the three and six month periods ended June 30, 2001 are attributable to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses for the three and six month periods ended June 30, 2001 is primarily attributable to an increase in general and administrative expenses, operating expense, interest expense and depreciation expense. General and administrative expenses increased due to an increase in professional fees and services. The increase in operating expenses for both periods is the result of increased property expense and advertising expense. Property expense increased for both periods at several investment properties due to increased utility costs as a result of the decrease in occupancy. Property expense also increased due to an increase in employee salaries and related benefits at several of the Partnership's investment properties. Advertising increased as a result of the decline in occupancy at five of the investment properties. Depreciation expense increased for both periods due to the addition of property improvements and replacements that were placed in service during the past twelve months and are now being depreciated. Interest expense increased as a result of the contingency for additional interest on McMillan Place Apartments as discussed below. Property tax expense increased for the three months ended June 30, 2001 due to the timing and receipt of invoices from the taxing authorities that affected prior estimates.

Included in general and administrative expense at both June 30, 2001 and 2000 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are also included.

The increase in total revenues for the three and six months ended June 30, 2001, is attributable to an increase in other income. The increase in other income for both properties is primarily attributable to the collection of late charges, utility reimbursements, and lease cancellation fees being enforced at several properties. Total revenue also increased for the six months ended June 30, 2001 due to a casualty gain at McMillan Place Apartments as discussed below. The decrease in rental income is primarily due to decreases in average occupancy at five of the investment properties and an increase in bad debt expense, especially at Plantation Crossing Apartments, which was largely offset by an increase in the average rental rates at all of the investment properties.

In February 2001, one of the Partnership's investment properties, McMillan Place Apartments, incurred damages to its buildings as a result of a hail storm. As a result of the damage, approximately $142,000 of fixed assets and approximately $75,000 of accumulated depreciation were written off resulting in a net write off of approximately $67,000. The property received approximately $223,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $156,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

Liquidity and Capital Resources

At June 30, 2001, the Registrant had cash and cash equivalents of approximately $1,070,000 as compared to approximately $691,000 at June 30, 2000. For the six months ended June 30, 2001, cash and cash equivalents decreased approximately $1,102,000 from the Registrant's year ended December 31, 2000 due to approximately $2,790,000 of cash used in financing activities and approximately $812,000 of cash used in investing activities partially offset by approximately $2,500,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's investment properties. Net cash used in investing activities consisted of capital improvements and replacements partially offset by insurance proceeds received for a casualty, as discussed above, and net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Sunrunner Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $31,000 of capital improvements consisting primarily of floor covering and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $130,000 at the property consisting primarily of floor covering and appliance replacements, roof replacements, contract painting, and air conditioning and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Misty Woods Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $80,000 of capital improvements consisting primarily of building improvements, floor covering and appliance replacement, parking lot improvements, wall coverings, and interior decoration. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $70,000 at the property consisting primarily of floor covering and appliance replacements, wall coverings, air conditioning unit upgrades, interior decoration and parking lot improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillian Place Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $163,000 of capital improvements consisting primarily of floor covering and appliance replacements, interior decoration, other building improvements, and water heaters. These improvements were funded from Partnership reserves, operating cash flow and insurance proceeds. The Partnership has budgeted for, but is not limited to, capital improvements of $121,000 at the property consisting primarily of appliance replacement, floor covering replacements, interior decoration, and countertop and air conditioning replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $124,000 of capital improvements consisting primarily of other building improvements, floor covering and appliance replacements, air conditioning upgrades, water heater, and recreational facilities improvements. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $125,000 at the property consisting primarily of floor covering and appliance replacements, and interior decoration. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Lake Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $114,000 of capital improvements consisting primarily of other building improvements, floor covering and appliance replacements, water heaters, roof upgrades, and plumbing improvements. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $129,000 at the property consisting primarily of floor covering and appliance replacements and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $150,000 of capital improvements consisting primarily of other building improvements, plumbing improvements, structural improvements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $143,000 at the property consisting primarily of floor covering and appliance replacements, wall coverings, and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $141,000 of capital improvements consisting primarily of structural and plumbing improvements, floor covering and appliance replacements, and parking lot enhancements. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $224,000 at the property consisting primarily of floor covering and appliance replacements, roof replacements, air conditioning unit replacements, and plumbing improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sands Point Apartments

During the six months ended June 30, 2001, the Partnership completed approximately $109,000 of capital improvements consisting primarily of plumbing enhancements, ground lighting enhancements, roof replacements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $158,000 at the property consisting primarily of floor covering and appliance replacements, air conditioning unit replacements, roof replacements, swimming pool improvements, plumbing improvements, and parking lot resurfacing. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

In connection with the January 29, 1998 modification of the terms of the mortgages encumbering McMillan Place Apartments, the first mortgage requires additional interest to be paid upon maturity at October 31, 2002 equal to 50% of the increase in the appreciated fair market value of the property, which was stipulated as $12,860,000 at the time of the restructuring. At December 31, 2000 and June 30, 2001, the Managing General Partner estimated that there had been an increase in the fair market value of McMillan Place Apartments. A liability for $250,000 was recorded at December 31, 2000 and is included in other liabilities. An additional liability for $250,000 was recorded at June 30, 2001 and is included in other liabilities and interest expense.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $58,441,000, net of discount, is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership distributed approximately $2,205,000 (approximately $1,945,000 to the limited partners or $21.78 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Partnership distributed approximately $3,525,000 (approximately $3,109,000 to the limited partners or $34.82 per limited partnership unit) from operations. The Registrant is prohibited from distributing cash from McMillan Place operations due to debt restrictions. However, the Registrant can distribute cash from the remaining properties' operations. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 49,973.66 limited partnership units in the Partnership representing 55.97% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.97% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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


                                    Date: July 31, 2001