Form 10QSB
period 2001-09-30
CENTURY PROPERTIES FUND XIX
filed 2001-11-02
CIK 705752

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

                 For the quarterly period ended September 30, 2001

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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                               $  1,326
   Receivables and deposits                                                   1,091
   Restricted escrows                                                           152
   Other assets                                                                 695
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  90,135
                                                              101,770
      Less accumulated depreciation                           (51,855)       49,915
                                                                           $ 53,179
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                        $    293
   Tenant security deposits payable                                             306
   Accrued property taxes                                                     1,026
   Due to former affiliate                                                      270
   Other liabilities                                                          1,145
   Mortgage notes payable                                                    59,646

Partners' (Deficit) Capital:
   General partner                                           $ (9,759)
   Limited partners (89,292 units issued and
      outstanding)                                                252        (9,507)
                                                                           $ 53,179


            See Accompanying Notes to Consolidated Financial Statements


b)

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                           Three Months              Nine Months
                                        Ended September 30,      Ended September 30,
                                         2001         2000         2001        2000

   Revenues:
      Rental income                    $ 3,999      $ 4,150      $12,320      $12,490
      Other income                         290          245          947          666
      Gain on casualty                      --           --          156           --
          Total revenues                 4,289        4,395       13,423       13,156
   Expenses:
      Operating                          1,626        1,457        4,491        4,180
      General and administrative           140           97          386          261
      Depreciation                         861          837        2,596        2,463
      Interest                           1,197        1,198        3,839        3,629
      Property tax                         336          323        1,040        1,037
          Total expenses                 4,160        3,912       12,352       11,570

   Income before extraordinary
    loss on early extinguishment
    of debt                                129          483        1,071        1,586
   Loss on early extinguishment
    of debt                                (39)          --          (39)          --

   Net income                           $   90        $ 483      $ 1,032      $ 1,586

   Net income allocated to
      general partner                   $   11        $  58      $   122      $   188
   Net income allocated to
      limited partners                      79          425          910        1,398

                                        $   90        $ 483      $ 1,032      $ 1,586
   Net income per limited partnership
      unit:
   Income before extraordinary
      item                              $ 1.27       $ 4.76      $ 10.58      $ 15.66
   Extraordinary loss on early
      extinguishment of debt              (.39)          --         (.39)         --
   Net income                           $  .88       $ 4.76       $10.19      $15.66
   Distributions per limited
     partnership unit                   $17.59       $ 0.65       $39.37      $35.47


            See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIX

               CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partner     Partners       Total

Original capital contributions        89,292       $ --       $89,292      $89,292

Partners' (deficit) capital
   at December 31, 2000               89,292     $(9,532)     $ 2,857      $(6,675)

Distributions paid to partners            --        (349)      (3,515)      (3,864)

Net income for the nine months
   ended September 30, 2001               --         122          910        1,032

Partners' (deficit) capital
   at September 30, 2001              89,292     $(9,759)      $ 252       $(9,507)


            See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $ 1,032      $ 1,586
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Casualty gain                                                (156)          --
      Extraordinary loss on early extinguishment of debt             39           --
      Depreciation                                                2,596        2,463
      Amortization of loan costs and discount                        73           74
      Change in accounts:
       Receivables and deposits                                    (195)        (517)
       Other assets                                                 (82)         (83)
       Accounts payable                                              55           38
       Tenant security deposit liabilities                          (12)          (1)
       Accrued property taxes                                       511          427
       Other liabilities                                             43          (66)
         Net cash provided by operating activities                3,904        3,921
Cash flows from investing activities:
  Net insurance proceeds received                                   223           --
  Property improvements and replacements                         (1,523)      (1,477)
  Net (deposits to) withdrawals from restricted escrows             (26)         183
         Net cash used in investing activities                   (1,326)      (1,294)
Cash flows from financing activities:
  Proceeds from long term borrowing                               4,650           --
  Repayment of mortgage note payable                             (3,250)          --
  Loan costs paid                                                  (185)          --
  Payments on mortgage notes payable                               (775)        (524)
  Distributions to partners                                      (3,864)      (3,591)
         Net cash used in financing activities                   (3,424)      (4,115)
Net decrease in cash and cash equivalents                          (846)      (1,488)
Cash and cash equivalents at beginning of period                  2,172        2,900
Cash and cash equivalents at end of period                      $ 1,326      $ 1,412
Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,517      $ 3,558

At December 31, 2000 and September 30, 2001, accounts payable and property improvements and replacements were adjusted by approximately $132,000.

At September 30, 2000, property improvements and replacements were adjusted by approximately $165,000 for property improvements and replacements in accounts payable at December 31, 1999.


            See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XIX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

Note C - Refinancing of Mortgage Note Payable

On August 31, 2001 the Partnership refinanced the mortgage note payable for Sunrunner Apartments. The refinancing of Sunrunner Apartments replaced mortgage indebtedness of approximately $3,250,000 with a new mortgage of $4,650,000. The mortgage was refinanced at a rate of 7.06% compared to the prior rate of 7.33%. Payments of approximately $36,000 are due on the first day of each month until the note matures in September 2021. At the closing, a repair escrow of $125,000 was established and is held by the lender. AIMCO LP, an affiliate of the Managing General Partner, has signed as guarantor of this mortgage note payable. Capitalized loan costs incurred on the refinancing were approximately $185,000. The Partnership wrote off unamortized loan costs resulting in an extraordinary loss on early extinguishment of debt of approximately $39,000.

Note D - Transactions with Affiliated Parties

The Registrant has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts to the Managing General Partner and its affiliates were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $684      $666
 Reimbursement for services of affiliates (included in
   general and administrative and operating expenses
   and investment properties)                                      125       134
 Partnership management fee (included in general partner
   distributions)                                                  277       359
 Loan costs (included in other assets)                              47        --

During the nine months ended September 30, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $684,000 and $666,000 for the nine months ended September 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $125,000 and $134,000 for the nine months ended September 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $277,000 and $359,000 in Partnership management fees were paid along with the distributions from operations which were made during the nine months ended September 30, 2001 and 2000, respectively.

The Partnership paid an affiliate of the Managing General Partner approximately $47,000 for loan costs associated with the refinancing of Sunrunner Apartments (see "Note C") which are capitalized and included in other assets on the consolidated balance sheet.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 49,988.66 limited partnership units in the Partnership representing 55.98% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.98% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

Note E - Distribution

During the nine months ended September 30, 2001, the Partnership distributed approximately $2,769,000 (approximately $2,442,000 to the limited partners, $27.35 per limited partnership unit) from operations. Also during the nine months ended September 30, 2001, the Partnership distributed approximately $1,095,000 (approximately $1,073,000 to the limited partners, $12.02 per limited partnership unit) from the refinancing proceeds of Sunrunner Apartments. During the nine months ended September 30, 2000, the Partnership distributed approximately $3,591,000 (approximately $3,167,000 to the limited partners or $35.47 per limited partnership unit) from operations.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Sunrunner Apartments                          96%        97%
         St. Petersburg, Florida
      Misty Woods Apartments                        91%        93%
         Charlotte, North Carolina
      McMillan Place Apartments                     97%        96%
         Dallas, Texas
      Vinings Peak Apartments                       92%        96%
         Atlanta, Georgia
      Wood Lake Apartments                          91%        95%
         Atlanta, Georgia
      Plantation Crossing                           88%        95%
         Atlanta, Georgia
      Greenspoint Apartments                        93%        94%
         Phoenix, Arizona
      Sandspoint Apartments                         95%        94%
         Phoenix, Arizona

The decrease in occupancy at Vinings Peak Apartments, Wood Lake Apartments and Plantation Crossing Apartments is due to the competitive market of the apartment industry in the Atlanta area and the purchase of new homes by the apartments' tenants. Additionally, the Managing General Partner attributes the decrease in occupancy at Wood Lake Apartments and Plantation Crossing Apartments to numerous evictions during the current year. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base.

Results of Operations

The Partnership realized net income of approximately $90,000 and $1,032,000 for the three and nine month periods ended September 30, 2001 as compared to net income of approximately $483,000 and $1,586,000 for the three and nine month periods ended September 30, 2000, respectively. The decrease in net income for the three and nine month periods ended September 30, 2001 is attributable to an increase in total expenses and an extraordinary loss on early extinguishment of debt. Excluding the extraordinary loss on early extinguishment of debt, income for the three and nine month periods ended September 30, 2001 was approximately $129,000 and $1,071,000 as compared to approximately $483,000 and $1,586,000 for the three and nine months ended September 30, 2000. The increase in total expenses for the three and nine month periods ended September 30, 2001 is primarily attributable to an increase in operating, depreciation, and general and administrative expenses. The increase in operating expenses for the three and nine month periods ended September 30, 2001 is the result of an increase in insurance premiums and an increase in property and advertising expenses at several of the investment properties. Property expense increased for both periods at several properties due to increased utility costs as a result of the decrease in occupancy. Property expense also increased due to an increase in employee salaries and related benefits at several of the Partnership's investment properties. Advertising expense increased as a result of the effort to increase occupancy at those investment properties that have experienced a decline in occupancy. Depreciation expense increased for both periods due to the addition of property improvements and replacements that were placed in service during the past twelve months and are now being depreciated. Interest expense increased for the nine months ended September 30, 2001 as a result of the contingency for additional interest on McMillan Place Apartments as discussed below.

The increase in general and administrative expense during the three and nine months ended September 30, 2001, is primarily due to an increase in professional fees and audit expenses partially offset by a decrease in legal expenses. Also included in general and administrative expense at both September 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased slightly for the nine months ended September 30, 2001 primarily due to a casualty gain as discussed below and an increase in other income which were partially offset by a decrease in rental income. Other income increased due to the collection of utility reimbursements, lease cancellation fees and late charges being enforced at several of the properties. Rental income decreased due to a decrease in occupancy and increased concessions at several properties which were partially offset by an increase in average rental rates at all investment properties. Total revenues decreased slightly for the three months ended September 30, 2001 primarily due to a decrease in occupancy and an increase in concessions at several properties.

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

Liquidity and Capital Resources

At September 30, 2001, the Registrant had cash and cash equivalents of approximately $1,326,000 as compared to approximately $1,412,000 at September 30, 2000. For the nine months ended September 30, 2001, cash and cash equivalents decreased approximately $846,000 from the Registrant's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $3,424,000 of cash used in financing activities and approximately $1,326,000 of cash used in investing activities partially offset by approximately $3,904,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners, repayment of mortgage note payable, and to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's investment properties and payment of loan costs which were partially offset by proceeds received from the refinancing of Sunrunner Apartments. Net cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by insurance proceeds received for a casualty as discussed above. The Partnership invests its working capital reserves in interest bearing accounts.

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

Sunrunner Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $97,000 of budgeted and non-budgeted capital improvements consisting primarily of roof replacements, exterior painting, and floor covering and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $130,000 at the property consisting primarily of floor covering and appliance replacements, roof replacements, contract painting, and air conditioning and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Misty Woods Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $113,000 of budgeted and non-budgeted capital improvements consisting primarily of building improvements, floor covering and appliance replacement, lighting and parking lot improvements, wall coverings, and interior decoration. These improvements were funded from Partnership reserves and operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $70,000 at the property consisting primarily of floor covering and appliance replacements, wall coverings, air conditioning unit upgrades, interior decoration and parking lot improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillian Place Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $201,000 of budgeted and non-budgeted capital improvements consisting primarily of swimming pool improvements, floor covering and appliance replacements, interior decoration, other building improvements, and water heater replacements. These improvements were funded from Partnership reserves, operating cash flow and insurance proceeds. The Partnership has budgeted for, but is not limited to, capital improvements of $124,000 at the property consisting primarily of appliance and floor covering replacements, interior decoration, and countertop and air conditioning replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $279,000 of budgeted and non-budgeted capital improvements consisting primarily of land improvements, structural improvements, other building improvements, floor covering and appliance replacements, signage, air conditioning upgrades, water heaters, and recreational facilities improvements. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $152,000 at the property consisting primarily of floor covering and appliance replacements, and interior decoration. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Lake Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $164,000 of budgeted and non-budgeted capital improvements consisting primarily of land improvements, signage, other building improvements, floor covering and appliance replacements, water heaters, roof replacement, and plumbing improvements. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $137,000 at the property consisting primarily of floor covering and appliance replacements and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $175,000 of budgeted and non-budgeted capital improvements consisting primarily of other building improvements, structural improvements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $151,000 at the property consisting primarily of floor covering and appliance replacements, wall coverings, and other building improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $185,000 of capital improvements consisting primarily of structural and plumbing improvements, floor covering and appliance replacements, and parking lot enhancements. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $238,000 at the property consisting primarily of floor covering and appliance replacements, roof replacements, air conditioning unit replacements, and plumbing improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sands Point Apartments

During the nine months ended September 30, 2001, the Partnership completed approximately $177,000 of budgeted and non-budgeted capital improvements consisting primarily of structural improvements, air conditioning improvements, plumbing enhancements, ground lighting enhancements, roof replacements, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership has budgeted for, but is not limited to, capital improvements of $172,000 at the property consisting primarily of floor covering and appliance replacements, air conditioning unit replacements, roof replacements, swimming pool improvements, plumbing improvements, and parking lot resurfacing. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On August 31, 2001 the Partnership refinanced the mortgage note payable for Sunrunner Apartments. The refinancing of Sunrunner Apartments replaced mortgage indebtedness of approximately $3,250,000 with a new mortgage of $4,650,000. The mortgage was refinanced at a rate of 7.06% compared to the prior rate of 7.33%. Payments of approximately $36,000 are due on the first day of each month until the note matures in September 2021. At the closing, a repair escrow of $125,000 was established and is held by the lender. AIMCO LP, an affiliate of the Managing General Partner, has signed as guarantor of this mortgage note payable. Capitalized loan costs incurred on the refinancing were approximately $185,000. The Partnership wrote off unamortized loan costs resulting in an extraordinary loss on early extinguishment of debt of approximately $39,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness, excluding Sunrunner Apartments, of approximately $54,996,000, net of discount, is amortized over varying periods with required balloon payments ranging from October 2002 to January 2006. The mortgage note payable for Sunrunner Apartments of approximately $4,650,000 is due to mature in September 2021 at which time it is expected to be completely amortized. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the nine months ended September 30, 2001, the Partnership distributed approximately $2,769,000 (approximately $2,442,000 to the limited partners, $27.35 per limited partnership unit) from operations. Also during the nine months ended September 30, 2001, the Partnership distributed approximately $1,095,000 (approximately $1,073,000 to the limited partners, $12.02 per limited partnership unit) from the refinancing proceeds of Sunrunner Apartments. During the nine months ended September 30, 2000, the Partnership distributed approximately $3,591,000 (approximately $3,167,000 to the limited partners or $35.47 per limited partnership unit) from operations. The Registrant is prohibited from distributing cash from McMillan Place operations due to debt restrictions. However, the Registrant can distribute cash from the remaining properties' operations. The Partnership's distribution policy is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 49,988.66 limited partnership units in the Partnership representing 55.98% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 55.98% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  Current Report on Form 8-K dated August 30, 2001 and filed on September 25, 2001 in connection with the refinancing of Sunrunner Apartments.

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