Form 10KSB
period 2001-12-31
CENTURY PROPERTIES FUND XIX
filed 2002-03-27
CIK 705752

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $17,989,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Registrant has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services for the years ended December 31, 2001 and 2000.

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

Plantation Crossing Apartments      06/84   Fee ownership subject to      Apartment
  Atlanta, Georgia                            first mortgage              180 units

Sunrunner Apartments                07/84   Fee ownership subject to      Apartment
  St. Petersburg, Florida                     first mortgage              200 units

McMillan Place Apartments           06/85   Fee ownership, subject to     Apartment
  Dallas, Texas                               first and second mortgages  402 units

Misty Woods Apartments (1)          06/85   Fee ownership subject to      Apartment
  Charlotte, North Carolina                   first mortgage              228 units

(1) Property is held by a limited liability company, in which the Partnership owns a 100% membership interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                             Gross
                            Carrying   Accumulated                         Federal
Property                     Value    Depreciation     Rate    Method     Tax Basis
                                (in thousands)                         (in thousands)

Wood Lake Apartments        $ 13,547     $ 7,501     5-30 yrs    S/L       $ 2,060
Greenspoint Apartments        14,696       7,233     5-30 yrs    S/L         2,529
Sandspoint Apartments         16,990       8,535     5-30 yrs    S/L         2,656
Vinings Peak Apartments       16,155       8,328     5-30 yrs    S/L         3,092
Plantation Crossing
  Apartments                   9,922       5,192     5-30 yrs    S/L         1,866
Sunrunner Apartments           7,913       4,420     5-30 yrs    S/L         1,422
McMillan Place                14,775       7,028     5-30 yrs    S/L         4,142
  Apartments
Misty Woods Apartments         8,503       4,498     5-30 yrs    S/L         1,746
                            $102,501     $52,735                           $19,513

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                              Principal                                         Principal
                             Balance At                                          Balance
                            December 31,    Interest    Period     Maturity      Due At
         Property               2001          Rate     Amortized     Date     Maturity (3)
                           (in thousands)                                    (in thousands)

Wood Lake Apartments           $ 6,963       7.50%      25 yrs     01/01/03      $ 6,792
Greenspoint Apartments           8,431       8.33%      30 yrs     05/15/05        7,988
Sandspoint Apartments            9,364       8.33%      30 yrs     05/15/05        8,874
Vinings Peak Apartments          8,087       7.50%      25 yrs     01/01/03        7,888
Plantation Crossing
  Apartments                     4,718       7.50%      25 yrs     01/01/03        4,602
Sunrunner Apartments             4,623       7.06%      20 yrs     09/01/21           --
McMillan Place Apartments
  1st Mortgage                  10,002       9.15%        (1)      10/31/02       10,002
  2nd Mortgage                   2,119       9.15%        (2)      10/31/02        2,101
Misty Woods Apartments           5,113       7.88%      30 yrs     01/01/06        4,777
                               $59,420                                           $53,024

(1)   Interest only.

(2) Interest only, principal balance due at maturity is net of mortgage premium of approximately $18,000.

(3) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

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

Rental Rate and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                            Average Annual              Average
                                             Rental Rates              Occupancy
                                              (per unit)
Property                                  2001          2000         2001      2000
Wood Lake Apartments (1)                 $10,329       $9,915        92%        95%
Greenspoint Apartments                     8,316        8,272        94%        94%
Sandspoint Apartments                      7,374        7,281        95%        93%
Vinings Peak Apartments (2)                9,696        9,318        91%        95%
Plantation Crossing Apartments (3)         9,307        9,100        89%        95%
Sunrunner Apartments                       7,377        7,144        96%        97%
McMillan Place Apartments                  6,940        6,820        96%        96%
Misty Woods Apartments                     7,332        7,120        92%        93%

(1) The Managing General Partner attributes the decrease in occupancy at Wood Lake Apartments to a softening market in the area.

(2) The Managing General Partner attributes the decrease in occupancy at Vinings Peak Apartments to 10 units being damaged due to a fire on May 18, 2001. These units were not ready for occupancy until January 2002.

(3) The Managing General Partner attributes the decrease in occupancy at Plantation Crossing Apartments to numerous evictions during the current year. Management is evicting tenants who are not complying with the collection policy in an effort to improve the tenant base.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                                 2001            2001
                                                Billing          Rate
                                            (in thousands)
Wood Lake Apartments                             $150            3.00%
Greenspoint Apartments                            147            1.23%
Sandspoint Apartments                             191            1.29%
Vinings Peak Apartments                           187            3.00%
Plantation Crossing Apartments                     82            2.70%
Sunrunner Apartments                              143            2.37%
McMillan Place Apartments                         363            2.73%
Misty Woods Apartments                             92            1.32%

Capital Improvements

Sunrunner Apartments

During the year ended December 31, 2001, the Partnership completed approximately $151,000 of capital improvements consisting primarily of roof replacements, exterior painting, floor covering and appliance replacements and structural enhancements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Misty Woods Apartments

During the year ended December 31, 2001, the Partnership completed approximately $148,000 of capital improvements consisting primarily of floor covering and appliance replacement, lighting and parking lot improvements, wall coverings, and interior decoration. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $68,400. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

McMillian Place Apartments

During the year ended December 31, 2001, the Partnership completed approximately $213,000 of capital improvements consisting primarily of swimming pool improvements, wall coverings, floor covering and appliance replacements, interior decoration, building improvements, and water heater replacements. These improvements were funded from Partnership reserves, operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $120,600. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

During the year ended December 31, 2001, the Partnership completed approximately $798,000 of capital improvements consisting primarily of land improvements, structural improvements, other building improvements, floor covering and appliance replacements, signage, interior design, air conditioning upgrades, office computers, water heaters, and recreational facilities improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $84,000. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Wood Lake Apartments

During the year ended December 31, 2001, the Partnership completed approximately $193,000 of capital improvements consisting primarily of signage, interior design, other building improvements, floor covering and appliance replacements, water heaters, roof replacement, and plumbing improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $66,000. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the year ended December 31, 2001, the Partnership completed approximately $191,000 of capital improvements consisting primarily of other building improvements, plumbing and structural improvements, wall coverings, and floor covering and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the year ended December 31, 2001, the Partnership completed approximately $238,000 of capital improvements consisting primarily of plumbing improvements, air conditioning, floor covering and appliance replacements, major landscaping, and parking lot enhancements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $100,800. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Sandspoint Apartments

During the year ended December 31, 2001, the Partnership completed approximately $190,000 of capital improvements consisting primarily of structural improvements, air conditioning units, plumbing enhancements, ground lighting enhancements, roof replacements, and floor covering and appliance replacements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $129,600. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units aggregating $89,292,000. The Partnership had 89,292 units outstanding held by 4,104 limited partners of record at December 31, 2001. Affiliates of the Managing General Partner owned 50,206.66 units or 56.23% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00             $ 3,971 (1)            $39.22
       01/01/01 - 12/31/01               3,864 (2)             39.37

(1)   Consists entirely of cash from operations.

(2) Consists of $2,769,000 of cash from operations and $1,095,000 from the refinancing of Sunrunner Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. The Partnership is restricted from distributing cash from operations of McMillan Place Apartments as a condition of the modification of the property's mortgage in 1998. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 50,206.66 limited partnership units in the Partnership representing 56.23% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

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

Results of Operations

The Partnership realized net income of approximately $1,376,000 and $1,631,000 for the years ended December 31, 2001 and 2000, respectively. The decrease in net income is attributed to an increase in total expenses and an extraordinary loss on early extinguishment of debt, offset by an increase in total revenues. Excluding the extraordinary loss on early extinguishment of debt, income for the years ended December 31, 2001 and 2000 was approximately $1,415,000 and
$1,631,000, respectively. The increase in total expenses is primarily attributable to an increase in operating, depreciation, and general and administrative expenses, partially offset by a decrease in interest expense. The increase in operating expenses is the result of an increase in insurance premiums and property expenses at several of the investment properties. Property expense increased at several properties due to increased utility costs. Property expense also increased due to an increase in employee salaries and related benefits at several of the Partnership's investment properties. Depreciation expense increased due to the addition of property improvements and replacements that were placed in service during the past twelve months and are now being depreciated. Interest expense decreased due to the scheduled principal payments made on the mortgages encumbering the investment properties.

The increase in general and administrative expense is primarily due to an increase in professional fees partially offset by a decrease in legal expenses. Also included in general and administrative expense at both December 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased slightly for the year ended December 31, 2001 primarily due to a casualty gain as discussed below and an increase in other income which were partially offset by a decrease in rental income. Other income increased due to the collection of utility reimbursements and late charges being enforced at several of the investment properties. Rental income decreased due to a decrease in occupancy and increased concessions at several properties which were partially offset by an increase in average rental rates at all investment properties.

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

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damage to approximately 10 units as a result of a fire. The estimated damages to the property are approximately $465,000. Although the repairs are not yet complete, the Partnership does not expect to incur a loss.

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

Liquidity and Capital Resources

At December 31, 2001, the Registrant had cash and cash equivalents of approximately $1,645,000 as compared to approximately $2,172,000 at December 31, 2000. For the year ended December 31, 2001, cash and cash equivalents decreased approximately $527,000 from the Registrant's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $3,644,000 of cash used in financing activities and approximately $1,749,000 of cash used in investing activities which was largely offset by approximately $4,866,000 of cash provided by operating activities. Net cash used in financing activities consisted primarily of distributions to the partners, payoff of the mortgage encumbering Sunrunner Apartments, new loan costs associated with the refinancing of Sunrunner Apartments and payments of principal made on the mortgages encumbering the Registrant's properties partially offset by the proceeds of the new mortgage note on Sunrunner Apartments. Net cash used in investing activities consisted of capital improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders partially offset by insurance proceeds received for hail storm damages at McMillan Place Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

In connection with the January 29, 1998 modification of the terms of the mortgages encumbering McMillan Place Apartments, the first mortgage requires additional interest to be paid upon maturity at October 31, 2002 equal to 50% of the increase in the appreciated fair market value of the property, which was stipulated as $12,860,000 at the time of the restructuring. At December 31, 2001 the Managing General Partner estimated that there had been an increase in the fair market value of McMillan Place Apartments to approximately $13,900,000 at December 31, 2001. Accordingly, the financial statements reflect a liability of $500,000 at December 31, 2001 included in other liabilities to account for this estimated additional interest. This liability consists of $250,000 that was recorded during each year ended December 31, 2001 and 2000 and is included in interest expense.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $59,420,000 is amortized over varying periods with required balloon payments ranging from October 2002 to September 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

While the Registrant is prohibited from making distributions from operations of McMillan Place, the Registrant is permitted to make distributions from the operations of the Registrant's other investment properties. During the year ended December 31, 2001, the Partnership distributed approximately $2,769,000 (approximately $2,442,000 to the limited partners or $27.35 per limited partnership unit) from operations and approximately $1,095,000 (approximately $1,073,000 to the limited partners or $12.02 per limited partnership unit) from the proceeds of refinancing Sunrunner Apartments. During the year ended December 31, 2000 the Partnership distributed approximately $3,971,000 (approximately $3,502,000 to the limited partners or $39.22 per limited partnership unit) from operations. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 50,206.66 limited partnership units in the Partnership representing 56.23% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements


CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statement of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XIX


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                $  1,645
   Receivables and deposits                                                    1,014
   Restricted escrows                                                            169
   Other assets                                                                  563
   Investment properties (Notes B and F):
     Land                                                     $ 11,635
     Buildings and related personal property                    90,866
                                                               102,501
     Less accumulated depreciation                             (52,735)       49,766
                                                                            $ 53,157

Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                          $ 595
   Tenant security deposit payable                                               300
   Accrued property taxes                                                        628
   Due to former affiliate                                                       270
   Other liabilities                                                           1,107
   Mortgage notes payable (Note B)                                            59,420

Partners' (Deficit) Capital
   General partner                                            $ (9,718)
   Limited partners (89,292 units issued and
      and outstanding)                                             555        (9,163)
                                                                            $ 53,157

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                               Years Ended December 31,
                                                                   2001         2000
Revenues:
  Rental income                                                   $16,503      $16,545
  Other income                                                      1,330          930
  Casualty gain (Note G)                                              156           --
      Total revenues                                               17,989       17,475

Expenses:
  Operating                                                         6,197        5,707
  General and administrative                                          510          360
  Depreciation                                                      3,476        3,319
  Interest                                                          5,013        5,087
  Property taxes                                                    1,378        1,371
      Total expenses                                               16,574       15,844

Income before extraordinary loss on early extinguishment
  of debt                                                           1,415        1,631
Extraordinary loss on early extinguishment of debt (Note B)           (39)          --

Net income                                                        $ 1,376      $ 1,631

Net income allocated to general partner                            $ 163        $ 192

Net income allocated to limited partners                            1,213        1,439

                                                                  $ 1,376      $ 1,631

Net income per limited partnership unit:
  Income before extraordinary item                                $ 13.97      $ 16.12
  Extraordinary loss on early extinguishment of debt                (0.39)          --

Net income                                                        $ 13.58      $ 16.12

Distribution per limited partnership unit                         $ 39.37      $ 39.22

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units      Partner's   Partners'    Total

Original capital contributions            89,292        $ --      $89,292    $89,292

Partners' (deficit) capital at
  December 31, 1999                       89,292      $(9,255)    $ 4,920    $(4,335)

Distribution paid to partners                 --         (469)     (3,502)    (3,971)

Net income for the year ended
  December 31, 2000                           --          192       1,439      1,631

Partners' (deficit) capital at
  December 31, 2000                       89,292       (9,532)      2,857     (6,675)

Distribution paid to partners                 --         (349)     (3,515)    (3,864)

Net income for the year ended
  December 31, 2001                           --          163       1,213      1,376

Partners' (deficit) capital at
  December 31, 2001                       89,292      $(9,718)     $ 555     $(9,163)

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                 Years Ended December 31,
                                                                     2001         2000
Cash flows from operating activities:
  Net income                                                        $ 1,376      $ 1,631
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Casualty gain                                                     (156)          --
     Extraordinary loss on early extinguishment of debt                  39           --
     Depreciation                                                     3,476        3,319
     Amortization of loan costs and discount                             95           98
     Change in accounts:
       Receivables and deposits                                        (118)          58
       Other assets                                                      22          (41)
       Accounts payable                                                  32           58
       Tenant security deposit payable                                  (18)           8
       Accrued property taxes                                           113          (48)
       Other liabilities                                                  5          465
          Net cash provided by operating activities                   4,866        5,548

Cash flows from investing activities:
  Property improvements and replacements                             (1,929)      (1,799)
  Net insurance proceeds received                                       223           --
  Net (deposits to) withdrawals from restricted escrows                 (43)         194
          Net cash used in investing activities                      (1,749)      (1,605)

Cash flows from financing activities:
  Proceeds from long term borrowing                                   4,650           --
  Repayment of mortgage note payable                                 (3,250)          --
  Loan cost paid                                                       (185)          --
  Payments on mortgage notes payable                                   (995)        (700)
  Distribution to partners                                           (3,864)      (3,971)
          Net cash used in financing activities                      (3,644)      (4,671)

Net decrease in cash and cash equivalents                              (527)        (728)
Cash and cash equivalents at beginning of the year                    2,172        2,900
Cash and cash equivalents at end of year                            $ 1,645      $ 2,172

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 4,417      $ 4,991
Supplemental information of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                           $ 325        $ 132

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

Century Properties Fund XIX (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes. As of December 31, 2001, the Partnership operated eight residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partner II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

Principles of Consolidation

The Registrant's financial statements include the accounts of Misty Woods CPF 19, LLC, a limited liability company in which the Registrant ultimately owns a 100% interest. All significant inter-entity transactions have been eliminated.

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

Cash and Cash Equivalents

Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,516,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Reserve Account

As a condition of refinancing the debt of Sunrunner and Misty Woods, the Registrant was required to establish reserve accounts. The reserve accounts were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property. The balance at December 31, 2001, is approximately $169,000, which includes interest.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged his or her space and is current on rental payments.

Investment Properties

Investment properties consist of eight apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Statements Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Leases

The Registrant generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs

The Registrant expenses the costs of advertising as incurred. Advertising costs of approximately $311,000 and $274,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

Loan Costs

Loan costs of  approximately  $1,120,000  are  included  in other  assets in the
accompanying   consolidated   balance  sheet  and  are  being   amortized  on  a
straight-line basis over the life of the loans. At December 31, 2001, accumulated amortization is approximately $712,000. Amortization of loan costs is included in interest expense.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

                             Principal     Monthly                            Principal
                            Balance At     Payment      Stated                 Balance
                           December 31,   Including    Interest  Maturity       Due At
         Property              2001        Interest      Rate      Date        Maturity
                                 (in thousands)                             (in thousands)
Wood Lake Apartments          $ 6,963      $ 57         7.50%    01/01/03      $ 6,792
Greenspoint Apartments          8,431        68         8.33%    05/15/05        7,988
Sandspoint Apartments           9,364        76         8.33%    05/15/05        8,874
Vinings Peak Apartments         8,087        67         7.50%    01/01/03        7,888
Plantation Crossing
  Apartments                    4,718        39         7.50%    01/01/03        4,602
Sunrunner Apartments            4,623        36         7.06%    09/01/21           --
McMillan Place Apartments
   1st Mortgage                10,002        78 (1)     9.15%    10/31/02       10,002
   2nd Mortgage                 2,119        -- (2)     9.15%    10/31/02        2,101
Misty Woods Apartments          5,113        40         7.88%    01/01/06        4,777
                              $59,420      $461                                $53,024

(1)   Payments are interest only.

(2) Payments are interest only, principal balance due at maturity is net of mortgage premium of approximately $18,000.

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

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the increase in the appreciated fair market value of McMillan Place, which was stipulated as $12,860,000 at the time of restructuring, as defined in the note agreement. At December 31, 2001 the Managing General Partner estimated that there had been an increase in the fair market value of McMillan Place and accordingly a liability for $500,000 was recorded at December 31, 2001. The second mortgage balance of approximately $2,119,000 consists of a non-interest bearing portion of $800,000, which is due at the maturity date of October 31, 2002, and an interest bearing portion of $1,319,000. The interest bearing portion has a stated interest rate of 9.15%. Interest on the modified debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans at the date of modification. In connection with the modification, a former affiliate advanced $270,000 to the Partnership. This amount was used as part of the payment of accrued interest on the second mortgage. This advance is due upon sale and/or refinancing of the property.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                               2002        $13,045
                               2003         19,758
                               2004            514
                               2005         17,200
                               2006          4,926
                            Thereafter       3,977
                                           $59,420

Note C - Distributions

During the year ended December 31, 2001, the Partnership distributed approximately $2,769,000 (approximately $2,442,000 to the limited partners or $27.35 per limited partnership unit) from operations and approximately $1,095,000 (approximately $1,073,000 to the limited partners or $12.02 per limited partnership unit) from the proceeds of refinancing Sunrunner Apartments. During the year ended December 31, 2000, the Partnership distributed approximately $3,971,000 (approximately $3,502,000 to the limited partners, $39.22 per limited partnership unit) from operations.

Note D - Income Taxes

The Registrant has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Registrant is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                           2001         2000
Net income as reported                                    $ 1,376     $ 1,631
Add (deduct):
   Depreciation differences                                   167        (152)
   Other                                                      195         305
   Unearned income                                            (71)         56
Federal taxable income                                    $ 1,667     $ 1,840
Federal taxable income per limited partnership unit       $ 16.46     $ 18.18

The following is a reconciliation between the Registrant's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  2001

Net liabilities as reported                     $ (9,163)
Land and buildings                                (4,940)
Accumulated depreciation                         (25,313)
Syndication and distribution costs                 4,451
Unearned income                                      306
Other                                                743
Deferred Sales Commission                          7,947

Net liabilities - Federal tax basis             $(25,969)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments to the Managing General Partner and its affiliates were incurred during the years ended December 31, 2001 and 2000:

                                                      2001         2000
                                                       (in thousands)
Property management fees (included in
  operating expense)                                  $969         $889
Reimbursement for services of affiliates,
  (included in investment properties and
  operating, general and administrative
  expenses)                                            166          213
Partnership management fee (included in
  general partner distributions)                       277          397
Loan costs (included in other assets)                   47           --

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $969,000 and $889,000 for the years ended December 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $166,000 and $213,000 for the years ended December 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $277,000 and $397,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2001 and 2000, respectively.

During the year ended December 31, 2001, the Partnership paid an affiliate of the Managing General Partner approximately $47,000 for loan costs associated with the refinancing of Sunrunner Apartments.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $136,000 for insurance coverage and fees associated with policy claims administration.

During the year ended December 31, 2001, an affiliate of the Managing General Partner paid approximately $284,000 in costs associated with repairs on Vinings Peak Apartments. This amount is included in accounts payable on the consolidated balance sheet. Vinings Peak Apartments will reimburse the affiliate for these costs.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 50,206.66 limited partnership units in the Partnership representing 56.23% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.

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

Note F - Real Estate and Accumulated Depreciation

                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)

                                                             Buildings       Net Cost
                                                            and Related     Capitalized
                                                             Personal      Subsequent to
        Description            Encumbrances       Land       Property       Acquisition
                              (in thousands)                              (in thousands)

Wood Lake Apartments             $ 6,963        $ 1,206       $10,980         $ 1,361
Greenspoint Apartments             8,431          2,165        11,199           1,332
Sandspoint Apartments              9,364          2,124        13,158           1,708
Vinings Peak Apartments            8,087          1,632        12,321           2,202
Plantation Crossing
  Apartments                       4,718          1,062         7,576           1,284
Sunrunner Apartments               4,623            634         6,485             794
McMillan Place Apartments         12,121          2,399        10,826           1,550
Misty Woods Apartments             5,113            429         6,846           1,228
                                 $59,420        $11,651       $79,391         $11,459


                        Gross Amount At Which Carried
                            At December 31, 2001
                               (in thousands)

                                 Buildings
                                And Related                           Year of
                                 Personal                Accumulated  Construc-  Date   Depreciable
   Description          Land     Property      Total    Depreciation    tion   Acquired Life-Years
                                                       (in thousands)

Wood Lake Apartments  $ 1,206     $12,341     $13,547      $ 7,501      1983    12/83    5-30 yrs
Greenspoint
  Apartments            2,140      12,556      14,696        7,233      1984     2/84    5-30 yrs
Sandspoint              2,147      14,843      16,990        8,535      1984     2/84    5-30 yrs
Apartments
Vinings Peak
  Apartments            1,632      14,523      16,155        8,328      1982     4/84    5-30 yrs
Plantation
Crossing
  Apartments            1,062       8,860       9,922        5,192      1980     6/84    5-30 yrs
Sunrunner                 587       7,326       7,913        4,420      1981     7/84    5-30 yrs
Apartments
McMillan Place
  Apartments            2,427      12,348      14,775        7,028      1985     6/85    5-30 yrs
Misty Woods
  Apartments              434       8,069       8,503        4,498      1985     6/85    5-30 yrs
                      $11,635     $90,866     $102,501     $52,735

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2001          2000
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $100,521      $ 98,755
  Property improvements                           2,122         1,766
  Disposal of assets                               (142)           --
Balance at end of year                         $102,501      $100,521

Accumulated Depreciation
Balance at beginning of year                   $ 49,334      $ 46,015
  Additions charged to expense                    3,476         3,319
  Disposal of assets                                (75)           --
Balance at end of year                         $ 52,735      $ 49,334

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $97,561,000 and $95,662,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2001 and 2000, is approximately $78,048,000 and $74,739,000, respectively.

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

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damage to approximately 10 units as a result of a fire. The estimated damages to the property are approximately $465,000. Although the repairs are not yet complete, the Partnership does not expect to incur a loss.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

   Name                    Age    Position

   Patrick J. Foye          44    Executive Vice President and Director

   Martha L. Long           42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $80,000 and non-audit services (principally tax-related) of approximately $41,000.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Registrant as of December 31, 2001.


   Entity                                Number of Units   Percent of Total

   Insignia Properties, L.P.                25,228.66            28.26%
     (an affiliate of AIMCO)
   Fox Capital Management Corporation          100.00             0.11%
     (an affiliate of AIMCO)
   IPLP Acquisition I, LLC                   4,892.00             5.48%
     (an affiliate of AIMCO)
   AIMCO Properties, LP                     19,986.00            22.38%
     (an affiliate of AIMCO)

Insignia Properties, LP, Fox Capital Management Corporation and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units.

As a result of its ownership of 50,206.66 limited partnership units, AIMCO, through its affiliates, could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

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

The following payments to the Managing General Partner and its affiliates were incurred during the years ended December 31, 2001 and 2000:

                                                      2001         2000
                                                       (in thousands)

Property management fees                              $969         $889
Reimbursement for services of affiliates               166          213
Partnership management fee                             277          397
Loan costs                                              47           --

During the years ended December 31, 2001 and 2000, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $969,000 and $889,000 for the years ended December 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $166,000 and $213,000 for the years ended December 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $277,000 and $397,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2001 and 2000, respectively.

During the year ended December 31, 2001, the Partnership paid an affiliate of the Managing General Partner approximately $47,000 for loan costs associated with the refinancing of Sunrunner Apartments.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $136,000 for insurance coverage and fees associated with policy claims administration.

During the year ended December 31, 2001, an affiliate of the Managing General Partner paid approximately $284,000 in costs associated with repairs on Vinings Peak Apartments. This amount is included in accounts payable on the consolidated balance sheet. Vinings Peak Apartments will reimburse the affiliate for these costs.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 50,206.66 limited partnership units in the Partnership representing 56.23% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.23% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth  quarter of calendar  year
            2001:

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

      10.1 Amended and Restated Note A, made as of September 1, 1994, by the Registrant in favor of The Travelers Insurance Company ("Travelers") in the principal amount of $10,800,000, incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 1994.

      10.2 Amended and Restated Note B, made as of September 1, 1994, by the Registrant in favor of Travelers in the principal amount of $2,138,673.53, incorporated by reference to the
                  Registrant's  Form 10-Q for the  quarter  ended  December  31,
                  1994.

      10.3 Amended and Restated Deed of Trust, dated as of September 1, 1994, between the Registrant and Travelers, incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 1994.

      10.4 Amended and Restated Note B, made as of September 1, 1994, between the Registrant and Travelers, incorporated by reference to the Registrant's Form 10-Q for the quarter ended December 31, 1994.

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

      10.8 First Mortgage and Security Agreement dated as of December 29, 1995, from the Registrant to Secore relating to the refinancing of Misty Woods Apartments incorporated by reference to Exhibit 10.8 to the Partnership Annual Report on Form 10-K for the year ended December 31, 1995.

      10.10 Amendment to Amended and Restated Note A dated January 29, 1998, between the Partnership and The Travelers Insurance Company relating to McMillan Place.

      10.11 Amendment to Amended and Restated Note B dated January 29, 1998, between the Partnership and The Travelers Insurance Company relating to McMillan Place.

      10.12 Multifamily Note dated August 30, 2001 between GMAC Commercial Mortgage Corporation and Century Properties Fund XIX for the refinance of Sunrunner Apartments.

      16.0 Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

      16.1 Letter from the Registrant's former Independent Auditor dated November 11, 1998, incorporated by reference to the Registrant's Current Report on Form 8-K dated November 16, 1998.