Form 10QSB
period 2002-03-31
CENTURY PROPERTIES FUND XIX
filed 2002-05-14
CIK 705752

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

                For the quarterly period ended March 31, 2002


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                $ 2,476
   Receivables and deposits                                                     727
   Restricted escrows                                                            12
   Other assets                                                                 746
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  91,201
                                                              102,836
      Less accumulated depreciation                           (53,632)       49,204
                                                                           $ 53,165
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 457
   Tenant security deposits payable                                             280
   Accrued property taxes                                                       519
   Other liabilities                                                          1,037
   Due to former affiliate                                                      270
   Mortgage notes payable                                                    59,154

Partners' (Deficit) Capital:
   General partner                                           $ (9,646)
   Limited partners (89,292 units issued and
      outstanding)                                              1,094        (8,552)
                                                                           $ 53,165


         See Accompanying Notes to Consolidated Financial Statements


b)

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)



                                                          Three Months Ended
                                                                March 31,
                                                        2002               2001
Revenues:
   Rental income                                       $ 4,081           $ 4,191
   Other income                                            350               280
   Gain on casualty                                         --               158
      Total revenues                                     4,431             4,629

Expenses:
   Operating                                             1,376             1,373
   General and administrative                              140               120
   Depreciation                                            897               863
   Interest                                              1,060             1,203
   Property tax                                            347               350
      Total expenses                                     3,820             3,909

Net income                                              $ 611             $ 720

Net income allocated to general partner                 $ 72               $ 85
Net income allocated to limited partners                   539               635
                                                        $ 611             $ 720

Net income per limited partnership unit                $ 6.04             $ 7.11

Distributions per limited partnership unit              $ --             $ 13.58

         See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XIX

            CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)

                                     Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total

Original capital contributions        89,292         $ --       $89,292       $89,292

Partners' (deficit) capital
   at December 31, 2001               89,292       $(9,718)      $ 555        $(9,163)

Net income for the three months
   ended March 31, 2002                   --            72          539           611

Partners' (deficit) capital
   at March 31, 2002                  89,292       $(9,646)     $ 1,094       $(8,552)

         See Accompanying Notes to Consolidated Financial Statements


d)
                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 611        $ 720
  Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation                                                  897          863
      Amortization of loan costs and discount                        22           24
      Casualty gain                                                  --         (158)
      Change in accounts:
       Receivables and deposits                                     287          100
       Other assets                                                (211)        (101)
       Accounts payable                                            (101)         (77)
       Tenant security deposits payable                             (20)          21
       Accrued property taxes                                      (109)         (13)
       Other liabilities                                            (70)         (96)
         Net cash provided by operating activities                1,306        1,283

Cash flows from investing activities:
  Property improvements and replacements                           (372)        (542)
  Net withdrawals from (deposits to) restricted escrows             157           (4)
         Net cash used in investing activities                     (215)        (546)

Cash flows from financing activities:
  Payment on mortgage notes payable                                (260)        (182)
  Distributions to partners                                          --       (1,375)
         Net cash used in financing activities                     (260)      (1,557)

Net increase (decrease) in cash and cash equivalents                831         (820)
Cash and cash equivalents at beginning of period                  1,645        2,172
Cash and cash equivalents at end of period                      $ 2,476      $ 1,352

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,071      $ 1,178

At December 31, 2001 and March 31, 2002, accounts payable and property improvements and replacements were adjusted by approximately $325,000.

At March 31, 2002, accounts payable and property improvements and replacements were adjusted by approximately $288,000.

         See Accompanying Notes to Consolidated Financial Statements


e)
                           CENTURY PROPERTIES FUND XIX

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Casualty Gain

In February 2000, one of the Partnership's investment properties, McMillan Place Apartments, incurred damages to its buildings as a result of a hail storm. As a result of the damage, approximately $137,000 of fixed assets and approximately $72,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. The property received approximately $223,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $158,000 was recognized during the three months ended March 31, 2001 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

During the three months ended March 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $228,000 and $227,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $42,000 for the three month periods ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $137,000 in Partnership management fees were paid along with the distribution from operations made during the three months ended March 31, 2001. These charges are included in general partner distributions. No fees were paid during the three months ended March 31, 2002.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $187,000 and $203,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Sunrunner Apartments (1)                      93%        96%
         St. Petersburg, Florida
      Misty Woods Apartments (2)                    89%        92%
         Charlotte, North Carolina
      McMillan Place Apartments                     95%        97%
         Dallas, Texas
      Vinings Peak Apartments (1)                   91%        94%
         Atlanta, Georgia
      Wood Lake Apartments                          90%        91%
         Atlanta, Georgia
      Plantation Crossing                           88%        87%
         Atlanta, Georgia
      Greenspoint Apartments (3)                    99%        95%
         Phoenix, Arizona
      Sandspoint Apartments                         94%        96%
         Phoenix, Arizona

(1) The Managing General Partner attributes the decrease in occupancy to a softening of the local market.

(2) The Managing General Partner attributes the decrease in occupancy to a favorable home buying market that has caused a number of residents to break their lease early to purchase homes.

(3) The Managing General Partner attributes the increase in occupancy to increased marketing efforts.

Results of Operations

The Partnership realized net income of approximately $611,000 and $720,000 for the three month periods ended March 31, 2002 and 2001, respectively. The decrease in net income is due to a decrease in total revenues offset by a decrease in total expenses. Total revenues decreased due to recognition of a casualty gain in 2001 and a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreases in occupancy at several of the Partnership's investment properties. Other income increased due to the collection of utility reimbursements and lease cancellation fees at several of the investment properties.

In February 2000, one of the Partnership's investment properties, McMillan Place Apartments, incurred damages to its buildings as a result of a hail storm. As a result of the damage, approximately $137,000 of fixed assets and approximately $72,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. The property received approximately $223,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $158,000 was recognized during the three months ended March 31, 2001 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Total expenses decreased due to a decrease in interest expense. Interest expense decreased due to a decrease in the interest rate on the mortgage encumbering McMillian Place. On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgage encumbering McMillian Place. The interest rate changed from 9.15% to a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds (5.27% at November 1, 2001 which is one year from maturity).

Included in general and administrative expense at both March 31, 2002 and 2001 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Registrant had cash and cash equivalents of approximately $2,476,000 as compared to approximately $1,352,000 at March 31, 2001. For the three months ended March 31, 2002, cash and cash equivalents increased approximately $831,000 from the Registrant's year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $1,306,000 of cash provided by operating activities partially offset by approximately $215,000 of cash used in investing activities and approximately $260,000 of cash used in financing activities. Net cash used in investing activities consisted of capital improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. Net cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Sunrunner Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $19,000 of capital improvements consisting primarily of floor covering replacements. These improvements were funded from replacement reserves and operating cash flow. Approximately $70,000 has been budgeted for 2002 capital improvements at Sunrunner Apartments consisting primarily of floor covering, appliance, air conditioning unit and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Misty Woods Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $36,000 of capital improvements consisting primarily of floor covering and appliances replacements. These improvements were funded from replacement reserves and operating cash flow. Approximately $81,000 has been budgeted for 2002 capital improvements at Misty Woods Apartments consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillian Place Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $35,000 of capital improvements consisting primarily of water heater replacements, office computers, and floor covering replacements. These improvements were funded from operating cash flow. Approximately $131,000 has been budgeted for 2002 capital improvements at McMillian Place Apartments consisting primarily of floor covering replacements, interior decorating, and exterior painting. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $94,000 of capital improvements consisting primarily of plumbing upgrades, wall coverings, office equipment, and floor covering replacements. These improvements were funded from operating cash flow. Approximately $97,000 has been budgeted for 2002 capital improvements at Vinings Peak Apartments consisting primarily of floor covering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Wood Lake Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $24,000 of capital improvements consisting primarily of floor covering, appliance and water heater replacements. These improvements were funded from operating cash flow. Approximately $76,000 has been budgeted for 2002 capital improvements at Wood Lake Apartments consisting primarily of floor covering. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $27,000 of capital improvements consisting primarily of floor covering replacement, appliance replacements, wall coverings, and office computers. These improvements were funded from operating cash flow. Approximately $65,000 has been budgeted for 2002 capital improvements at
Plantation Crossing consisting primarily of pool upgrades, wall coverings, resurfacing, and floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $46,000 of capital improvements consisting primarily of parking area improvements, air conditioning, plumbing replacements, floor covering and appliance replacements. These improvements were funded from operating cash flow. Approximately $139,000 has been budgeted for 2002 capital improvements at Greenspoint Apartments consisting primarily of floor covering, exterior painting, major landscaping, air conditioning unit replacements, and plumbing improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sands Point Apartments

During the three months ended March 31, 2002, the Partnership completed approximately $54,000 of capital improvements consisting primarily of plumbing enhancements, major landscaping, floor covering and appliance replacements, and structural improvements. These improvements were funded from operating cash flow. Approximately $149,000 has been budgeted for 2002 capital improvements at Sands Point Apartments consisting primarily of floor covering replacements, air conditioning unit replacements, signage, plumbing fixtures, drapes and miniblinds. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $59,154,000, net of discount, is amortized over varying periods with required balloon payments ranging from October 2002 to September 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations            $ --             $ --            $1,375           $13.58

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 50,213.66 limited partnership units in the Partnership representing 56.24% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 56.24% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP, an affiliate of the Managing General Partner, is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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