Form 10QSB
period 2002-06-30
CENTURY PROPERTIES FUND XIX
filed 2002-08-14
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                $ 1,234
   Receivables and deposits                                                   1,193
   Restricted escrows                                                             5
   Other assets                                                                 696
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  90,845
                                                              102,480
      Less accumulated depreciation                           (54,220)       48,260
                                                                           $ 51,388
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 272
   Tenant security deposits payable                                             276
   Accrued property taxes                                                       697
   Due to former affiliate                                                      270
   Other liabilities                                                          1,095
   Mortgage notes payable                                                    58,923

Partners' Deficit:
   General partner                                           $ (9,834)
   Limited partners (89,292 units issued and
      outstanding)                                               (311)      (10,145)
                                                                           $ 51,388


         See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)



                                         Three Months                Six Months
                                        Ended June 30,             Ended June 30,
                                      2002         2001          2002          2001

Revenues:
  Rental income                     $ 3,914       $ 4,130       $ 7,995      $ 8,321
  Other income                          319           375           669          657
  Gain on casualty                       --            --            --          156
       Total revenues                 4,233         4,505         8,664        9,134

Expenses:
  Operating                           1,503         1,492         2,879        2,865
  General and administrative            115           126           255          246
  Depreciation                          907           872         1,804        1,735
  Interest                            1,093         1,439         2,153        2,642
  Property tax                          347           354           694          704
       Total expenses                 3,965         4,283         7,785        8,192

Net income                           $ 268         $ 222         $ 879        $ 942

Net income allocated to
  general partner                     $ 32         $ 26          $ 104        $ 111
Net income allocated to
  limited partners                      236           196           775          831

                                     $ 268         $ 222         $ 879        $ 942

Net income per limited
  partnership unit                   $ 2.64       $ 2.20        $ 8.68        $ 9.31

Distributions per limited
  partnership unit                  $ 18.38       $ 8.20        $ 18.38      $ 21.78

         See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

            CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                    Partnership    General       Limited
                                       Units       Partner      Partners       Total

Original capital contributions        89,292         $ --        $89,292     $ 89,292

Partners' (deficit) capital
   at December 31, 2001               89,292       $(9,718)       $ 555      $ (9,163)

Distributions paid to partners            --          (220)       (1,641)      (1,861)

Net income for the six months
   ended June 30, 2002                    --           104           775          879

Partners' deficit at
   June 30, 2002                      89,292       $(9,834)      $ (311)     $(10,145)

         See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 879        $ 942
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                 1,804        1,735
     Amortization of loan costs and discount                         48           49
     Casualty gain                                                   --         (156)
     Change in accounts:
      Receivables and deposits                                       30         (120)
      Other assets                                                 (189)        (106)
      Accounts payable                                                2          (16)
      Tenant security deposits payable                              (24)          (1)
      Accrued property taxes                                         69          176
      Other liabilities                                             (12)          (3)
         Net cash provided by operating activities                2,607        2,500

Cash flows from investing activities:
  Property improvements and replacements                           (832)      (1,044)
  Net insurance proceeds received                                    --          223
  Net withdrawals from restricted escrows                           164            9
         Net cash used in investing activities                     (668)        (812)

Cash flows from financing activities:
  Payment on mortgage notes payable                                (489)        (585)
  Distributions to partners                                      (1,861)      (2,205)
         Net cash used in financing activities                   (2,350)      (2,790)

Net decrease in cash and cash equivalents                          (411)      (1,102)
Cash and cash equivalents at beginning of period                  1,645        2,172
Cash and cash equivalents at end of period                      $ 1,234      $ 1,070

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,136      $ 2,350

At December 31, 2001 and June 30, 2002, accounts payable and property improvements and replacements were adjusted by approximately $325,000 for each period.

         See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Casualty

In February 2000, one of the Partnership's investment properties, McMillan Place Apartments, incurred damages to its buildings as a result of a hail storm. As a result of the damage, approximately $142,000 of fixed assets and approximately $75,000 of accumulated depreciation were written off resulting in a net write off of approximately $67,000. The property received approximately $223,000 in proceeds from the insurance company to repair the damaged units during 2001. For financial statement purposes, a casualty gain of approximately $156,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. The estimated damages to the property are approximately $636,000. Although the repairs are not yet complete, the Partnership does not expect to incur a loss.

In April 2002, one of the Partnership's investment properties, Sandspoint Apartments, incurred damages to twenty-four units as a result of a fire. The estimated damages to the property are approximately $382,000. Repairs to the property have begun but the Partnership does not expect to incur a loss from this event.

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

During the six months ended June 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $444,000 and $458,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $89,000 and $84,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $186,000 and $221,000 in Partnership management fees were paid along with the distributions from operations which were made during the six months ended June 30, 2002 and 2001, respectively, and included in general partner distributions.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $187,000 and $203,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Sunrunner Apartments                          94%        96%
         St. Petersburg, Florida
      Misty Woods Apartments                        89%        90%
         Charlotte, North Carolina
      McMillan Place Apartments (1)                 94%        97%
         Dallas, Texas
      Vinings Peak Apartments (1)                   89%        93%
         Atlanta, Georgia
      Wood Lake Apartments (1)                      87%        92%
         Atlanta, Georgia
      Plantation Crossing                           86%        88%
         Atlanta, Georgia
      Greenspoint Apartments                        96%        94%
         Phoenix, Arizona
      Sandspoint Apartments (2)                     92%        95%
         Phoenix, Arizona

(1) The Managing General Partner attributes the decrease in occupancy at McMillan Place, Vinings Peak and Wood Lake Apartments to a competitive market with competing properties offering large concessions and a favorable home buying market with low interest rates.

(2) The Managing General Partner attributes the decrease in occupancy at Sandspoint Apartments to a fire that damaged twenty-four units in April 2002.

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2002 was approximately $268,000 and $879,000, respectively, compared to net income of approximately $222,000 and $942,000 for the three and six months ended June 30, 2001, respectively. The increase in the net income for the three months ended June 30, 2002 is due to a decrease in total expenses, offset by a decrease in total revenues. The decrease in net income for the six months ended June 30, 2002 is due to a decrease in total revenues offset by a decrease in total expenses. Total revenues decreased for the six months ended June 30, 2002 due to the recognition of a casualty gain in 2001 and a decrease in rental income. Total revenues decreased for the three months ended June 30, 2002 due to a decrease in rental income. Rental income decreased for the three and six months ended June 30, 2002 due to a decrease in occupancy at all of the investment properties except for Greenspoint Apartments.

In February 2000, one of the Partnership's investment properties, McMillan Place Apartments, incurred damages to its buildings as a result of a hail storm. As a result of the damage, approximately $142,000 of fixed assets and approximately $75,000 of accumulated depreciation were written off resulting in a net write off of approximately $67,000. The property received approximately $223,000 in proceeds from the insurance company to repair the damaged units during 2001. For financial statement purposes, a casualty gain of approximately $156,000 was recognized as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Total expenses decreased for the three and six months ended June 30, 2002 due to a decrease in interest expense, offset by an increase in depreciation expense. Interest expense decreased due to a decrease in the interest rate on the mortgage encumbering McMillian Place. On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgage encumbering McMillian Place. The interest rate changed from 9.15% to a variable rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds (5.27% at November 1, 2001 which is one year from maturity). Depreciation expense increased due to fixed assets placed into service during the past 12 months.

Included in general and administrative expense at both June 30, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are also included.

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

Liquidity and Capital Resources

At June 30, 2002, the Registrant had cash and cash equivalents of approximately $1,234,000 as compared to approximately $1,070,000 at June 30, 2001. For the six months ended June 30, 2002, cash and cash equivalents decreased approximately $411,000 from the Registrant's calendar year end due to approximately $2,350,000 and $668,000 of cash used in financing activities and investing activities, respectively, partially offset by approximately $2,607,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's investment properties. Net cash used in investing activities consisted of capital improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

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

Sunrunner Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $28,000 of capital improvements consisting primarily of floor covering and HVAC replacements. These improvements were funded from replacement reserves and operating cash flow. Approximately $69,000 has been budgeted for 2002 capital improvements at Sunrunner Apartments consisting primarily of floor covering, appliance, air conditioning unit and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Misty Woods Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $62,000 of capital improvements consisting primarily of perimeter fencing, floor covering and appliance replacement, wall coverings, and office computers. These improvements were funded from operating cash flow and replacement reserves. Approximately $84,000 has been budgeted for 2002 capital improvements at Misty Woods Apartments consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillan Place Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $34,000 of capital improvements consisting primarily of floor covering replacements, interior decoration, office computers, and water heaters. These improvements were funded from operating cash flow. Approximately $114,000 has been budgeted for 2002 capital improvements at McMillian Place Apartments consisting primarily of floor covering replacements, interior decoration, and exterior painting. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vinings Peak Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $110,000 of budgeted and unbudgeted capital improvements consisting primarily of structural improvements, plumbing fixtures, floor covering replacements, office computers, air conditioning upgrades, and wall coverings. These improvements were funded from operating cash flow. Approximately $90,000 has been budgeted for 2002 capital improvements at Vinings Peak Apartments consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $54,000 of capital improvements consisting primarily of office computers, swimming pool upgrades, floor covering and appliance replacements. These improvements were funded from operating cash flow. Approximately $72,000 has been budgeted for 2002 capital improvements at Plantation Crossing consisting primarily of swimming pool upgrades, wall coverings, resurfacing, and floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Lake Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $44,000 of capital improvements consisting primarily of air conditioning and water heater replacements, wall coverings, appliance and floor covering replacements. These improvements were funded from operating cash flow. Approximately $75,000 has been budgeted for 2002 capital improvements at Wood Lake Apartments consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $79,000 of capital improvements consisting primarily of structural and plumbing improvements, floor covering and appliance replacements, and major landscaping. These improvements were funded from operating cash flow. Approximately $142,000 has been budgeted for 2002 capital improvements at Greenspoint Apartments consisting primarily of floor covering, exterior painting, major landscaping, air conditioning unit replacements, and plumbing improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sands Point Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $96,000 of capital improvements consisting primarily of plumbing improvements, air conditioning unit replacements, structural upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. Approximately $149,000 has been budgeted for 2002 capital improvements at Sands Point Apartments consisting primarily of floor covering replacements, air conditioning unit replacements, signage, plumbing fixtures, drapes and miniblinds. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $58,923,000, net of discount, is amortized over varying periods with required balloon payments ranging from October 2002, for McMillian Place, to September 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations              $1,861           $18.38           $2,205           $21.78

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,080.66 limited partnership units in the Partnership representing 58.33% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properites, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $243.00 per Unit expired. Pursuant to this offer, AIMCO acquired 1,832 Units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.33% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3, Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented, contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-79007).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    CENTURY PROPERTIES FUND XIX


                                    By:   FOX PARTNERS II
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.