Form 10QSB
period 2002-09-30
CENTURY PROPERTIES FUND XIX
filed 2002-11-13
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                $ 2,160
   Receivables and deposits                                                   1,375
   Restricted escrows                                                            23
   Other assets                                                                 635
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  91,210
                                                              102,845
      Less accumulated depreciation                           (54,978)       47,867
                                                                           $ 52,060
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 289
   Tenant security deposits payable                                             276
   Accrued property taxes                                                     1,045
   Due to former affiliate                                                      361
   Other liabilities                                                          1,476
   Mortgage notes payable                                                    58,679

Partners' Deficit:
   General partner                                           $ (9,825)
   Limited partners (89,292 units issued and
      outstanding)                                               (241)      (10,066)
                                                                           $ 52,060



            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                         Three Months               Nine Months
                                     Ended September 30,        Ended September 30,
                                      2002         2001          2002          2001
                                                (Restated)                  (Restated)
Revenues:
  Rental income                     $ 3,633       $ 3,999       $11,628      $12,320
  Other income                          360           290         1,029          947
  Gain on casualty                      443            --           443          156
       Total revenues                 4,436         4,289        13,100       13,423

Expenses:
  Operating                           1,421         1,626         4,300        4,491
  General and administrative            112           140           367          386
  Depreciation                          885           861         2,689        2,596
  Interest                            1,591         1,236         3,744        3,878
  Property tax                          348           336         1,042        1,040
       Total expenses                 4,357         4,199        12,142       12,391

Net income                            $ 79         $ 90          $ 958       $ 1,032

Net income allocated to
  general partner                     $ 9          $ 11          $ 113        $ 122
Net income allocated to
  limited partners                       70            79           845          910

                                      $ 79         $ 90          $ 958       $ 1,032

Net income per limited
  partnership unit                   $ 0.78       $ 0.88        $ 9.46       $ 10.19

Distributions per limited
  partnership unit                    $ --        $ 17.59       $ 18.38      $ 39.37

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

               CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                    Partnership    General       Limited
                                       Units       Partner      Partners       Total

Original capital contributions        89,292         $ --        $89,292     $ 89,292

Partners' (deficit) capital
   at December 31, 2001               89,292       $(9,718)       $ 555      $ (9,163)

Distributions paid to partners            --          (220)       (1,641)      (1,861)

Net income for the nine months
   ended September 30, 2002               --           113           845          958

Partners' deficit at
   September 30, 2002                 89,292       $(9,825)      $ (241)     $(10,066)

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2002         2001
Cash flows from operating activities:
  Net income                                                     $ 958       $ 1,032
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                 2,689        2,596
     Amortization of loan costs and discount                         65           73
     Casualty gain                                                 (443)        (156)
     Loss on early extinguishment of debt                            --           39
     Contingent interest on mortgage note encumbering
      McMillan Place                                                420          250
     Change in accounts:
      Receivables and deposits                                     (361)        (195)
      Other assets                                                 (156)         (82)
      Accounts payable                                               19           55
      Tenant security deposits payable                              (24)         (12)
      Accrued property taxes                                        417          511
      Due to former affiliate                                        91           --
      Other liabilities                                             (51)        (207)
         Net cash provided by operating activities                3,624        3,904

Cash flows from investing activities:
  Property improvements and replacements                         (1,426)      (1,523)
  Net insurance proceeds received                                   754          223
  Net withdrawals from (deposits to) restricted escrows             146          (26)
         Net cash used in investing activities                     (526)      (1,326)

Cash flows from financing activities:
  Proceeds from long term borrowing                                  --        4,650
  Repayment of mortgage note payable                                 --       (3,250)
  Loan costs paid                                                    --         (185)
  Payments on mortgage notes payable                               (722)        (775)
  Distributions to partners                                      (1,861)      (3,864)
         Net cash used in financing activities                   (2,583)      (3,424)

Net increase (decrease) in cash and cash equivalents                515         (846)
Cash and cash equivalents at beginning of period                  1,645        2,172
Cash and cash equivalents at end of period                      $ 2,160      $ 1,326

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 3,198      $ 3,517

At December 31, 2001 and September 30, 2002, accounts payable and property improvements and replacements were adjusted by approximately $325,000 for each period.

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4,44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying statements of operations have been restated to reflect the loss on early extinguishment of debt at Sunrunner Apartments (see "Note C") in operations as interest expense rather than as an extraordinary item.

Note B - Casualty

In February 2000, one of the Partnership's investment properties, McMillan Place Apartments, incurred damages to its buildings as a result of a hail storm. As a result of the damage, approximately $142,000 of fixed assets and approximately $75,000 of accumulated depreciation were written off resulting in a net write off of approximately $67,000. The property received approximately $223,000 in proceeds from the insurance company to repair the damaged units during 2001. For financial statement purposes, a casualty gain of approximately $156,000 was recognized during 2001 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $528,000 of fixed assets and approximately $316,000 of accumulated depreciation were written off resulting in a net write off of approximately $212,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002. For financial statement purposes, a casualty gain of approximately $249,000 was recognized during 2002 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In May 2002, one of the Partnership's investment properties, Sandspoint Apartments, incurred damages to twenty-four units as a result of a fire. As a result of the damage, approximately $228,000 of fixed assets and approximately $129,000 of accumulated depreciation were written off resulting in a net write off of approximately $99,000. The property received approximately $293,000 in proceeds from the insurance company to repair the damaged units during 2002. For financial statement purposes, a casualty gain of approximately $194,000 was recognized during 2002 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Note C - Refinancing of Mortgage Note Payable

On August 31, 2001 the Partnership refinanced the mortgage note payable for Sunrunner Apartments. The refinancing of Sunrunner Apartments replaced mortgage indebtedness of approximately $3,250,000 with a new mortgage of $4,650,000. The mortgage was refinanced at a rate of 7.06% compared to the prior rate of 7.33%. Payments of approximately $36,000 are due on the first day of each month until the note matures in September 2021. At the closing, a repair escrow of $125,000 was established and is held by the lender. Capitalized loan costs incurred on the refinancing were approximately $185,000. The Partnership wrote off unamortized loan costs resulting in a loss on early extinguishment of debt of approximately $39,000.

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

During the nine months ended September 30, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $651,000 and $684,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $131,000 and $125,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $186,000 and $277,000 in Partnership management fees were paid along with the distributions from operations during the nine months ended September 30, 2002 and 2001, respectively, and are included in general partner distributions.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $187,000 and $203,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Sunrunner Apartments                          94%        96%
         St. Petersburg, Florida
      Misty Woods Apartments                        89%        91%
         Charlotte, North Carolina
      McMillan Place Apartments (1)                 94%        97%
         Dallas, Texas
      Vinings Peak Apartments (1)                   88%        92%
         Atlanta, Georgia
      Wood Lake Apartments (1)                      87%        91%
         Atlanta, Georgia
      Plantation Crossing                           87%        88%
         Atlanta, Georgia
      Greenspoint Apartments                        92%        93%
         Phoenix, Arizona
      Sandspoint Apartments (2)                     88%        95%
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

Results of Operations

The Partnership's net income for the nine months ended September 30, 2002 and 2001 was approximately $958,000 and $1,032,000, respectively. The Partnership recognized a net income for the three months ended September 30, 2002 of approximately $79,000 compared to net income for the comparable period in 2001 of approximately $90,000. The decrease in the net income for the three months ended September 30, 2002 is due to an increase in total expenses, offset by a slight increase in total revenues. The decrease in net income for the nine months ended September 30, 2002 is due to a decrease in total revenues offset by a decrease in total expenses.

Total revenues decreased for the nine months ended September 30, 2002 due to a decrease in rental income offset by a larger casualty gain recognized in 2002 than in 2001. Total revenues decreased for the three months ended September 30, 2002 due to a decrease in rental income offset by the recognition of a casualty gain. Rental income decreased for the three and nine months ended September 30, 2002 due to a decrease in occupancy at all of the investment properties offset by a decrease in concessions at all of the investment properties, except Sandspoint Apartments.

In February 2000, one of the Partnership's investment properties, McMillan Place Apartments, incurred damages to its buildings as a result of a hail storm. As a result of the damage, approximately $142,000 of fixed assets and approximately $75,000 of accumulated depreciation were written off resulting in a net write off of approximately $67,000. The property received approximately $223,000 in proceeds from the insurance company to repair the damaged units during 2001. For financial statement purposes, a casualty gain of approximately $156,000 was recognized during 2001 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $528,000 of fixed assets and approximately $316,000 of accumulated depreciation were written off resulting in a net write off of approximately $212,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002. For financial statement purposes, a casualty gain of approximately $249,000 was recognized during 2002 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In May 2002, one of the Partnership's investment properties, Sandspoint Apartments, incurred damages to twenty-four units as a result of a fire. As a result of the damage, approximately $228,000 of fixed assets and approximately $129,000 of accumulated depreciation were written off resulting in a net write off of approximately $99,000. The property received approximately $293,000 in proceeds from the insurance company to repair the damaged units during 2002. For financial statement purposes, a casualty gain of approximately $194,000 was recognized during 2002 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Total expenses decreased for the nine months ended September 30, 2002 due to a decrease in operating and interest expense. Operating expense for the nine months ended September 30, 2002 decreased due to decreases in advertising and property expenses at several of the investment properties. Advertising expense decreased due to decreases in periodicals and special promotions. Property expense decreased due to decreases in personnel salaries, especially at Vinings Peak Apartments. Interest expense decreased due to a decrease in the interest rate on the mortgage encumbering McMillian Place. On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgage encumbering McMillian Place. The interest rate changed from 9.15% to a variable rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds (5.27% at November 1, 2001 which is one year from maturity).

Total expenses increased for the three months ended September 30, 2002 due to an increase in interest expense offset by a decrease in operating expense. Operating expense for the three months ended September 30, 2002 decreased due to decreases in property expense. Property expense decreased due to decreases in personnel salaries. Interest expense increased due to additional interest required to be paid at maturity of the mortgage encumbering McMillan Place. The additional interest is equal to 50% of the increase in the appreciated fair market value of McMillan Place.

Included in general and administrative expense at both September 30, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are also included. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2002, the Registrant had cash and cash equivalents of approximately $2,160,000 as compared to approximately $1,326,000 at September 30, 2001. For the nine months ended September 30, 2002, cash and cash equivalents increased approximately $515,000 from the Registrant's calendar year end due to approximately $2,583,000 and $526,000 of cash used in financing activities and investing activities, respectively, offset by approximately $3,624,000 of cash provided by operating activities. Net cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's investment properties. Net cash used in investing activities consisted of capital improvements and replacements partially offset by insurance proceeds received and net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Registrant's properties are detailed below.

Sunrunner Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $47,000 of capital improvements consisting primarily of floor covering and HVAC replacements and structural improvements. These improvements were funded from replacement reserves. Approximately $76,000 has been budgeted for 2002 capital improvements at Sunrunner Apartments consisting primarily of floor covering, appliance, air conditioning unit and water heater replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Misty Woods Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $91,000 of capital improvements consisting primarily of perimeter fencing, floor covering and appliance replacement, wall coverings, and office computers. These improvements were funded from operating cash flow and replacement reserves. Approximately $93,000 has been budgeted for 2002 capital improvements at Misty Woods Apartments consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillan Place Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $84,000 of capital improvements consisting primarily of floor covering replacements, interior decoration, office computers, and water heaters. These improvements were funded from operating cash flow. Approximately $140,000 has been budgeted for 2002 capital improvements at McMillian Place Apartments consisting primarily of floor covering replacements, interior decoration, and exterior painting. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vinings Peak Apartments

During the nine months ended  September  30,  2002,  the  Partnership  completed approximately $125,000 of budgeted and unbudgeted capital improvements consisting primarily of structural improvements, plumbing fixtures, floor covering replacements, office computers, air conditioning upgrades, wall coverings and construction related to a 2001 casualty. These improvements were funded from operating cash flow and insurance proceeds. Approximately $102,000 has been budgeted for 2002 capital improvements at Vinings Peak Apartments consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $83,000 of budgeted and unbudgeted capital improvements consisting primarily of office computers, swimming pool upgrades, and floor covering and appliance replacements. These improvements were funded from operating cash flow. Approximately $81,000 has been budgeted for 2002 capital improvements at
Plantation Crossing consisting primarily of swimming pool upgrades, wall coverings, resurfacing, and floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Wood Lake Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $55,000 of capital improvements consisting primarily of air conditioning and water heater replacements, wall coverings, and appliance and floor covering replacements. These improvements were funded from operating cash flow. Approximately $77,000 has been budgeted for 2002 capital improvements at Wood Lake Apartments consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $148,000 of capital improvements consisting primarily of structural and plumbing improvements, floor covering and appliance replacements, and major landscaping. These improvements were funded from operating cash flow. Approximately $161,000 has been budgeted for 2002 capital improvements at Greenspoint Apartments consisting primarily of floor covering, exterior painting, major landscaping, air conditioning unit replacements, and plumbing improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sands Point Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $468,000 of capital improvements (including nonbudgeted additions due to a casualty) consisting primarily of plumbing improvements, air conditioning unit replacements, structural upgrades, floor covering and appliance replacements, and construction related to a 2002 casualty. These improvements were funded from operating cash flow and insurance proceeds. Approximately $163,000 has been budgeted for 2002 capital improvements at Sands Point Apartments consisting primarily of floor covering replacements, air conditioning unit replacements, signage, plumbing fixtures, drapes and miniblinds. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

On August 31, 2001 the Partnership refinanced the mortgage note payable for Sunrunner Apartments. The refinancing of Sunrunner Apartments replaced mortgage indebtedness of approximately $3,250,000 with a new mortgage of $4,650,000. The mortgage was refinanced at a rate of 7.06% compared to the prior rate of 7.33%. Payments of approximately $36,000 are due on the first day of each month until the note matures in September 2021. At the closing, a repair escrow of $125,000 was established and is held by the lender. Capitalized loan costs incurred on the refinancing were approximately $185,000. The Partnership wrote off unamortized loan costs resulting in a loss on early extinguishment of debt of approximately $39,000.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $58,679,000, net of discount, is amortized over varying periods with required balloon payments ranging from October 2002, for McMillian Place, to September 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):


                       Nine Months       Per Limited      Nine Months     Per Limited
                          Ended          Partnership         Ended        Partnership
                    September 30, 2002      Unit      September 30, 2001      Unit

Operations                $1,861           $18.38           $2,769           $27.35
Refinancing (1)               --               --            1,095            12.02
                          $1,861           $18.38           $3,864           $39.37

(1) From August 2001 refinancing of Sunrunner Apartments.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,080.66 limited partnership units in the Partnership representing 58.33% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.33% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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


                                    By:   FOX PARTNERS II
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XIX;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XIX;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                  _______________________
                                  Paul J. McAuliffe
                                  Executive Vice President and Chief Financial
                                  Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.