Form 10KSB
period 2002-12-31
CENTURY PROPERTIES FUND XIX
filed 2003-03-31
CIK 705752

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                    For the fiscal year ended December 31, 2002

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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983. Beginning in September 1983 through October 1984, the Partnership offered 90,000 Limited Partnership Units and sold 89,292 units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real estate properties. Since its initial offering, the Partnership has not received, nor have limited partners been required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in seven states. The Partnership's acquisition activities were completed in June 1985 and since then the principal activity of the Partnership has been managing its portfolio. One property was sold in each of the years 1988, 1992, 1993, and 1994. In addition, one property was foreclosed on in 1993. See "Item 2. Description of Properties" for a description of the Partnership's remaining eight properties.

The Partnership is engaged in the business of operating and holding real estate properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner has been providing such property management services for the years ended December 31, 2002 and 2001.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                             Gross
                            Carrying   Accumulated                         Federal
Property                     Value    Depreciation     Rate    Method     Tax Basis
                                (in thousands)                         (in thousands)

Wood Lake Apartments        $ 13,644     $ 7,984     5-30 yrs    S/L       $ 1,809
Greenspoint Apartments        14,908       7,734     5-30 yrs    S/L         2,574
Sandspoint Apartments         17,403       8,948     5-30 yrs    S/L         2,686
Vinings Peak Apartments       15,954       8,663     5-30 yrs    S/L         2,492
Plantation Crossing
  Apartments                  10,018       5,575     5-30 yrs    S/L         1,670
Sunrunner Apartments           7,966       4,707     5-30 yrs    S/L         1,234
McMillan Place                14,905       7,504     5-30 yrs    S/L         3,719
  Apartments
Misty Woods Apartments         8,607       4,855     5-30 yrs    S/L         1,443
                            $103,405     $55,970                           $17,627

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                              Principal                                         Principal
                             Balance At                                          Balance
                            December 31,    Interest    Period     Maturity      Due At
         Property               2002          Rate     Amortized     Date     Maturity (3)
                           (in thousands)                                    (in thousands)

Wood Lake Apartments           $ 6,778       7.50%      25 yrs     07/01/03      $ 6,615
Greenspoint Apartments           8,311       8.33%      30 yrs     05/15/05        7,988
Sandspoint Apartments            9,231       8.33%      30 yrs     05/15/05        8,874
Vinings Peak Apartments          7,871       7.50%      25 yrs     07/01/03        7,785
Plantation Crossing
  Apartments                     4,592       7.50%      25 yrs     07/01/03        4,542
Sunrunner Apartments             4,511       7.06%      20 yrs     09/01/21          ---
McMillan Place Apartments
  1st Mortgage                   9,961         (1)        (2)      10/31/02        9,967
  2nd Mortgage (interest                       (1)        (2)      10/31/02        1,301

    bearing) 1,301
  2nd Mortgage (non-                           (1)        (2)      10/31/02          800
    interest bearing)              800
Misty Woods Apartments           5,032       7.88%      30 yrs     01/01/06        4,777
                               $58,388                                           $52,649

(1) The first and second mortgages matured on October 31, 2002, and are currently in default. The default interest rate on the first mortgage and the interest bearing portion of the second mortgage is 10.26%. The default interest rate on the non-interest bearing portion of the second mortgage is 5.0%. See "Item 7. Financial Statements - Note B" for further information on the loans in default.

(2)   Interest only.

(3) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

On August 31, 2001 the Partnership refinanced the mortgage note payable for Sunrunner Apartments. The refinancing of Sunrunner Apartments replaced mortgage indebtedness of approximately $3,250,000 with a new mortgage of $4,650,000. The mortgage was refinanced at a rate of 7.06% compared to the prior rate of 7.33%. Payments of approximately $36,000 are due on the first day of each month until the note matures in September 2021. At the closing, a repair escrow of $125,000 was established and is held by the lender. Capitalized loan costs incurred on the refinancing were approximately $185,000. The Partnership wrote off unamortized loan costs resulting in a loss on early extinguishment of debt of approximately $39,000, which is included in interest expense.

Rental Rate and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property:


                                            Average Annual              Average
                                             Rental Rates              Occupancy
                                              (per unit)
Property                                  2002          2001         2002      2001
Wood Lake Apartments (1)                 $ 9,723       $10,329       87%        92%
Greenspoint Apartments (3)                 8,213         8,316       90%        94%
Sandspoint Apartments (2)                  7,134         7,374       87%        95%
Vinings Peak Apartments (1)                9,165         9,696       87%        91%
Plantation Crossing Apartments             8,601         9,307       88%        89%
Sunrunner Apartments                       7,197         7,377       94%        96%
McMillan Place Apartments                  6,763         6,940       94%        96%
Misty Woods Apartments (4)                 6,885         7,332       88%        92%

(1) The Managing General Partner attributes the decrease in occupancy at Vinings Peak and Wood Lake Apartments to a competitive market with competing properties offering large concessions and a favorable home buying market with low interest rates.

(2) The Managing General Partner attributes the decrease in occupancy at Sandspoint Apartments to a fire that damaged twenty-four units in April 2002.

(3) The Managing General Partner attributes the decrease in occupancy to a poor economy and a favorable home buying market with low interest rates.

(4) The Managing General Partner attributes the decrease in occupancy to a soft market.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                                 2002            2002
                                                Billing          Rate
                                            (in thousands)
Wood Lake Apartments                             $157            2.99%
Greenspoint Apartments                            147            1.23%
Sandspoint Apartments                             205            1.38%
Vinings Peak Apartments                           193            2.99%
Plantation Crossing Apartments                     97            2.95%
Sunrunner Apartments                              155            2.47%
McMillan Place Apartments                         353            2.80%
Misty Woods Apartments                             91            1.31%

Capital Improvements

Wood Lake Apartments

During the year ended December 31, 2002, the Partnership completed approximately $96,000 of capital improvements consisting primarily of HVAC, floor covering and appliance replacements, water heaters, and plumbing improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $66,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Greenspoint Apartments

During the year ended December 31, 2002, the Partnership completed approximately $212,000 of capital improvements consisting primarily of plumbing and air conditioning improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $101,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sandspoint Apartments

During the year ended December 31, 2002, the Partnership completed approximately $651,000 of capital improvements consisting primarily of air conditioning units, plumbing enhancements, roof replacements, and floor covering and appliance replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $130,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Vinings Peak Apartments

During the year ended December 31, 2002, the Partnership completed approximately $168,000 of capital improvements consisting primarily of floor covering replacements, air conditioning upgrades, office computers, appliances, water heaters, and plumbing fixtures. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $84,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the year ended December 31, 2002, the Partnership completed approximately $95,000 of capital improvements consisting primarily of building improvements, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $54,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sunrunner Apartments

During the year ended December 31, 2002, the Partnership completed approximately $54,000 of capital improvements consisting primarily of floor covering, HVAC replacements, and structural enhancements. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $60,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

McMillian Place Apartments

During the year ended December 31, 2002, the Partnership completed approximately $130,000 of capital improvements consisting primarily of HVAC improvements, floor covering, and water heater replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $153,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Misty Woods Apartments

During the year ended December 31, 2002, the Partnership completed approximately $105,000 of capital improvements consisting primarily of floor covering and appliance replacement, perimeter fencing, and office computers. These improvements were funded from Partnership reserves and operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $68,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units aggregating $89,292,000. The Partnership had 89,292 units outstanding held by 3,867 limited partners of record at December 31, 2002. Affiliates of the Managing General Partner owned 52,098.66 units or 58.35% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details)(in thousands except per unit data):


                                         Per Limited                      Per Limited
                        Year Ended       Partnership      Year Ended      Partnership
                    December 31, 2002       Unit       December 31, 2001      Unit

Operations                $1,861           $18.38           $2,769           $27.35
Refinancing (1)               --               --            1,095            12.02
                          $1,861           $18.38           $3,864           $39.37

(1) From August 2001 refinancing of Sunrunner Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. The Partnership is restricted from distributing cash from operations of McMillan Place Apartments as a condition of the modification of the property's mortgage in 1998. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,098.66 limited partnership units in the Partnership representing 58.35% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.35% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained in this report.

Results of Operations

The Partnership realized net income of approximately $853,000 and $1,376,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in net income is attributed to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in total revenues is attributable to a decrease in rental income partially offset by a larger casualty gain recognized in 2002 than in 2001. Rental income decreased due to a decrease in average occupancy and average rental rates at all of the partnership's properties.

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

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $369,000 of fixed assets and approximately $222,000 of accumulated depreciation were written off resulting in a net write off of approximately $147,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002. For financial statement purposes, a casualty gain of approximately $314,000 was recognized during 2002 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In May 2002, one of the Partnership's investment properties, Sandspoint Apartments, incurred damages to twenty-four units as a result of a fire. As a result of the damage, approximately $238,000 of fixed assets and approximately $135,000 of accumulated depreciation were written off resulting in a net write off of approximately $103,000. During 2002, the property received approximately $372,000 in proceeds from the insurance company to repair the damaged units and to cover approximately $15,000 in emergency expenses. For financial statement purposes, a casualty gain of approximately $254,000 was recognized during 2002 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Total expenses decreased due to decreases in operating and interest expense, offset by an increase in depreciation expense. Operating expenses decreased due to a decrease in property expenses and management fees. Property expenses decreased due to decreases in administrative and maintenance salaries, and related benefits, at all properties. Management fees decreased due to a decrease in rental revenue. Interest expense decreased due to a decrease in the interest rate on the mortgage encumbering McMillian Place. Depreciation expense increased due to fixed assets placed into service during the past 12 months.

Included in general and administrative expenses for the years ended December 31, 2002 and 2001 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $2,025,000 as compared to approximately $1,645,000 at December 31, 2001. For the year ended December 31, 2002, cash and cash equivalents increased approximately $380,000 from the Partnership's year ended December 31, 2001. The increase in cash and cash equivalents is due to approximately $4,133,000 of cash provided by operating activities partially offset by approximately $2,874,000 of cash used in financing activities and approximately $879,000 of cash used in investing activities. Net cash used in financing activities consisted primarily of distributions to the partners and payments of principal made on the mortgages encumbering the Partnership's properties. Net cash used in investing activities consisted of capital improvements and replacements offset by net withdrawals from restricted escrows and insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $716,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The first and second mortgage loans for McMillian Place Apartments matured in October 2002 and are in default at December 31, 2002. Subsequent to year end, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the mortgage. As part of the agreement, an affiliate of the Managing General Partner advaned approximately $2,101,000 to the Partnership to repay the second mortgage. Pursuant to the agreement, the stated interest rate is 6.5% from the previous maturity date and the loan will mature on September 30, 2003. The Partnership has been making monthly interest payments of approximately $44,000 and $6,000, respectively, on the first and second mortgages since the loans matured.

In connection with the January 29, 1998 modification of the terms of the mortgages encumbering McMillan Place Apartments, the first mortgage required additional interest to be paid upon maturity at October 31, 2002 equal to 50% of the increase in the appreciated fair market value of the property, which was stipulated as $12,860,000 at the time of the restructuring. At December 31, 2002 the Managing General Partner estimated that there had been an increase in the fair market value of McMillan Place Apartments to approximately $14,700,000.
Accordingly, the financial statements reflect a liability of $920,000 at December 31, 2002 included in other liabilities to account for this estimated additional interest. This liability consists of $420,000 and $500,000, respectively, that was recorded during each year ended December 31, 2002 and 2001 and is included in interest expense.

On August 31, 2001 the Partnership refinanced the mortgage note payable for Sunrunner Apartments. The refinancing of Sunrunner Apartments replaced mortgage indebtedness of approximately $3,250,000 with a new mortgage of $4,650,000. The mortgage was refinanced at a rate of 7.06% compared to the prior rate of 7.33%. Payments of approximately $36,000 are due on the first day of each month until the note matures in September 2021. At the closing, a repair escrow of $125,000 was established and is held by the lender. Capitalized loan costs incurred on the refinancing were approximately $185,000. The Partnership wrote off unamortized loan costs resulting in a loss on early extinguishment of debt of approximately $39,000, which is included in interest expense.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with an early adoption option. Effective April 1, 2002, the Managing General Partner adopted SFAS 145. Accordingly, the accompanying consolidated statement of operation for 2001 has been restated to reflect the loss on early extinguishment of debt in interest expense rather than an extraordinary item.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $58,388,000 is amortized over varying periods with required balloon payments ranging from October 2002 to September 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

While the Partnership is prohibited from making distributions from operations of McMillan Place, the Partnership is permitted to make distributions from the operations of the Partnership's other investment properties. During the years ended December 31, 2002 and 2001, the Partnership distributed the following amounts (in thousand, except per unit data):


                                         Per Limited                      Per Limited
                        Year Ended       Partnership      Year Ended      Partnership
                    December 31, 2002       Unit       December 31, 2001      Unit

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,098.66 limited partnership units in the Partnership representing 58.35% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.35% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements


CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
       2001

      Consolidated Statement of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
       2001

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XIX


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                $ 2,025
   Receivables and deposits                                                    1,264
   Restricted escrows                                                             45
   Other assets                                                                  473
   Investment properties (Notes B and E):
     Land                                                     $ 11,635
     Buildings and related personal property                    91,770
                                                               103,405
     Less accumulated depreciation                             (55,970)       47,435
                                                                            $ 51,242

Liabilities and Partners' (Deficit) Capital

Liabilities
   Accounts payable                                                          $ 356
   Tenant security deposit payable                                               286
   Accrued property taxes                                                        776
   Due to former affiliate                                                       364
   Other liabilities                                                           1,243
   Mortgage notes payable (Note B), including $12,062
    in default                                                                58,388

Partners' Deficit
   General partner                                            $ (9,838)
   Limited partners (89,292 units issued and
      and outstanding)                                            (333)      (10,171)
                                                                            $ 51,242

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                               Years Ended December 31,
                                                                   2002         2001
Revenues:                                                                    (Restated)
  Rental income                                                   $15,104      $16,503
  Other income                                                      1,351        1,330
  Casualty gains (Note G)                                             568          156
      Total revenues                                               17,023       17,989

Expenses:
  Operating                                                         5,866        6,197
  General and administrative                                          485          510
  Depreciation                                                      3,592        3,476
  Interest                                                          4,824        5,052
  Property taxes                                                    1,403        1,378
      Total expenses                                               16,170       16,613

Net income                                                         $ 853       $ 1,376

Net income allocated to general partner                            $ 100        $ 163

Net income allocated to limited partners                              753        1,213

                                                                   $ 853       $ 1,376

Per limited partnership unit                                      $ 8.43       $ 13.58

Distribution per limited partnership unit                         $ 18.38      $ 39.37

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                      (in thousands, except per unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units      Partner's   Partners'    Total

Original capital contributions            89,292        $ --      $89,292    $89,292

Partners' (deficit) capital at
  December 31, 2000                       89,292      $(9,532)    $ 2,857    $(6,675)

Distribution paid to partners                 --         (349)     (3,515)    (3,864)

Net income for the year ended
  December 31, 2001                           --          163       1,213      1,376

Partners' (deficit) capital at
  December 31, 2001                       89,292       (9,718)        555     (9,163)

Distribution paid to partners                 --         (220)     (1,641)    (1,861)

Net income for the year ended
  December 31, 2002                           --          100         753        853

Partners' deficit at
  December 31, 2002                       89,292      $(9,838)    $ (333)   $(10,171)

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Years Ended December 31,
                                                                     2002         2001
Cash flows from operating activities:
  Net income                                                         $ 853       $ 1,376
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Casualty gain                                                     (568)        (156)
     Loss on early extinguishment of debt                                --           39
     Depreciation                                                     3,592        3,476
     Amortization of loan costs and discount                             90           95
     Contingent interest on mortgage encumbering McMillan Place         420          250
     Change in accounts:
       Receivables and deposits                                        (265)        (118)
       Other assets                                                     (20)          22
       Accounts payable                                                  86           32
       Tenant security deposit payable                                  (14)         (18)
       Accrued property taxes                                           148          113
       Due to former affiliate                                           94           --
       Other liabilities                                               (283)        (245)
          Net cash provided by operating activities                   4,133        4,866

Cash flows from investing activities:
  Property improvements and replacements                             (1,836)      (1,929)
  Net insurance proceeds received                                       833          223
  Net withdrawals from (deposits to) restricted escrows                 124          (43)
          Net cash used in investing activities                        (879)      (1,749)

Cash flows from financing activities:
  Proceeds from long term borrowing                                      --        4,650
  Repayment of mortgage note payable                                     --       (3,250)
  Loan cost paid                                                         --         (185)
  Payments on mortgage notes payable                                 (1,013)        (995)
  Distributions to partners                                          (1,861)      (3,864)
          Net cash used in financing activities                      (2,874)      (3,644)

Net increase (decrease) in cash and cash equivalents                    380         (527)
Cash and cash equivalents at beginning of the year                    1,645        2,172
Cash and cash equivalents at end of year                            $ 2,025      $ 1,645

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 4,309      $ 4,417
Supplemental information of non-cash activity:
  Property improvements and replacements in accounts
   payable                                                           $ --         $ 325

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

Note A - Organization and Significant Accounting Policies

Organization

Century Properties Fund XIX (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes. As of December 31, 2002, the Partnership operated eight residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2007 unless terminated prior to such date.

Principles of Consolidation

The Partnership's financial statements include the accounts of Misty Woods CPF 19, LLC, a limited liability company in which the Partnership ultimately owns a 100% interest. All significant inter-entity transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss and Distribution

Net income, net loss and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, at the Partnership's incremental borrowing rate, is approximately $59,587,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,866,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Reserve Account

As a condition of refinancing the debt of Misty Woods, the Partnership was required to establish reserve accounts. The reserve accounts were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from each refinanced property. The balance at December 31, 2002, is approximately $45,000, which includes interest.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged his or her space and is current on rental payments.

Investment Properties

Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards Board ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

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

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases balances outstanding over thirty days are fully reserved. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $259,000 and $311,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Loan Costs

Loan costs of approximately $1,120,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized by the straight-line method over the life of the loans. At December 31, 2002, accumulated amortization is approximately $821,000. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $57,000 in 2003, $56,000 in 2004, $39,000 in 2005 and $9,000 for
each of the years 2006 and 2007.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with an early adoption option. Effective April 1, 2002, the Managing General Partner adopted SFAS 145. Accordingly, the accompanying consolidated statement of operation for 2001 has been restated to reflect the loss on early extinguishment of debt in interest expense rather than an extraordinary item.

Note B - Mortgage Notes Payable


                               Principal    Monthly                              Principal
                               Balance At   Payment      Stated                   Balance
                              December 31, Including    Interest    Maturity      Due At
           Property               2002      Interest      Rate        Date       Maturity
                                   (in thousands)                             (in thousands)
Wood Lake Apartments            $ 6,778     $ 57          7.50%     07/01/03      $ 6,615
Greenspoint Apartments            8,311       68          8.33%     05/15/05        7,988
Sandspoint Apartments             9,231       76          8.33%     05/15/05        8,874
Vinings Peak Apartments           7,871       67          7.50%     07/01/03        7,785
Plantation Crossing
  Apartments                      4,592       39          7.50%     07/01/03        4,542
Sunrunner Apartments              4,511       36          7.06%     09/01/21           --
McMillan Place Apartments
   1st Mortgage                   9,961       44 (1)        (1)     10/31/02        9,967
   2nd Mortgage                               --            (1)     10/31/02        1,301
                                       (1)
     (interest bearing)           1,301
   2nd Mortgage                               -- (1)        (1)     10/31/02         800
     (non-interest bearing)         800
Misty Woods Apartments            5,032       40          7.88%     01/01/06        4,777
                                $58,388     $427                                  $52,649

 (1) The first and second mortgages matured on October 31, 2002, and are currently in default. The default interest rate on the first mortgage and the interest bearing portion of the second mortgage is 10.26%. The default interest rate on the non-interest bearing portion of the second mortgage is 5.0%. All payments are interest only.

On August 31, 2001 the Partnership refinanced the mortgage note payable for Sunrunner Apartments. The refinancing of Sunrunner Apartments replaced mortgage indebtedness of approximately $3,250,000 with a new mortgage of $4,650,000. The mortgage was refinanced at a rate of 7.06% compared to the prior rate of 7.33%. Payments of approximately $36,000 are due on the first day of each month until the note matures in September 2021. At the closing, a repair escrow of $125,000 was established and is held by the lender. Capitalized loan costs incurred on the refinancing were approximately $185,000. The Partnership wrote off unamortized loan costs resulting in a loss on early extinguishment of debt of approximately $39,000, which is included in interest expense.

On January 29, 1998, the Managing General Partner successfully negotiated a modification of the terms of the mortgages encumbering McMillan Place, which had been in default since January 20, 1997. The first mortgage requires interest only payments through October 31, 2001, at a rate of 9.15% and for the final year, at a fixed rate of 325 basis points plus the annualized yield on United States Treasury non-callable bonds having a one year maturity, as determined at November 1, 2001. In addition, any excess cash as defined in the modified loan agreement is required to be remitted to the mortgage holder by January 20 of each year to be applied to outstanding principal and interest. Additional interest is required to be paid upon maturity of the note equal to 50% of the increase in the appreciated fair market value of McMillan Place, which was stipulated as $12,860,000 at the time of restructuring, as defined in the note agreement. At December 31, 2002 the lender and the Managing General Partner agreed that there had been an increase in the fair market value of McMillan Place and accordingly a liability for $920,000 is recorded at December 31, 2002. The second mortgage balance of approximately $2,119,000 consists of a non-interest bearing portion of $800,000, which was due at the maturity date of October 31, 2002, and an interest bearing portion of $1,319,000. The interest bearing portion has a stated interest rate of 9.15%. Interest on the modified debt is being recorded at an effective rate of 9.15% for the first mortgage and 4.47% for the second mortgage which are the rates required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loans at the date of modification. In connection with the modification, a former affiliate advanced $270,000 to the Partnership. This amount was used as part of the payment of accrued interest on the second mortgage. This advance is due upon sale and/or refinancing of the property. The Partnership has accrued $94,000 of interest related to the note payable.

The first and second mortgage loans for McMillian Place Apartments matured in October 2002 and are in default at December 31, 2002. Subsequent to year end, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the mortgage. As part of the agreement, an affiliate of the Managing General Partner advaned approximately $2,101,000 to the Partnership to repay the second mortgage. Pursuant to the agreement, the stated interest rate is 6.5% from the previous maturity date and the loan will mature on September 30, 2003. The Partnership has been making monthly interest payments of approximately $44,000 and $6,000, respectively, on the first and second mortgages since the loans matured.

The mortgage notes payable are non-recourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. The notes impose prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                               2003        $31,771
                               2004            514
                               2005         17,200
                               2006          4,926
                               2007            159
                            Thereafter       3,818
                                           $58,388

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income for the years ended December 31, 2002 and 2001 (in thousands, except per unit data):

                                                           2002         2001
Net income as reported                                     $ 853      $ 1,376
Add (deduct):
   Depreciation differences                                 1,011         167
   Other                                                     (171)        195
   Unearned income                                            (51)        (71)
Federal taxable income                                    $ 1,642     $ 1,667
Federal taxable income per limited partnership unit       $ 16.22     $ 16.46

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  2002

Net liabilities as reported                     $(10,171)
Land and buildings                                (5,150)
Accumulated depreciation                         (24,659)
Syndication and distribution costs                 4,451
Unearned income                                      255
Other                                              1,140
Deferred Sales Commission                          7,947

Net liabilities - Federal tax basis              $26,187

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $834,000 and $969,000 for the years ended December 31, 2002 and 2001, respectively which are included in operations expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $172,000 and $166,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $186,000 and $277,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2002 and 2001, respectively.

During the year ended December 31, 2001, the Partnership paid an affiliate of the Managing General Partner approximately $47,000 for loan costs associated with the refinancing of Sunrunner Apartments. These costs were capitalized and included in other assets on the consolidated balance sheet.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $263,000 and $136,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,098.66 limited partnership units in the Partnership representing 58.35% of the outstanding units at December 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.35% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

Note E - Real Estate and Accumulated Depreciation

                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)

                                                             Buildings       Net Cost
                                                            and Related     Capitalized
                                                             Personal      Subsequent to
        Description            Encumbrances       Land       Property       Acquisition
                              (in thousands)                              (in thousands)

Wood Lake Apartments             $ 6,778        $ 1,206       $10,980         $ 1,458
Greenspoint Apartments             8,311          2,165        11,199           1,544
Sandspoint Apartments              9,231          2,124        13,158           2,121
Vinings Peak Apartments            7,871          1,632        12,321           2,001
Plantation Crossing
  Apartments                       4,592          1,062         7,576           1,380
Sunrunner Apartments               4,511            634         6,485             847
McMillan Place Apartments         12,062          2,399        10,826           1,680
Misty Woods Apartments             5,032            429         6,846           1,332
                                 $58,388        $11,651       $79,391         $12,363

                     Gross Amount At Which Carried
                         At December 31, 2002
                            (in thousands)


                              Buildings
                             And Related                           Year of
                              Personal                Accumulated  Construc-  Date   Depreciable
   Description       Land     Property      Total    Depreciation    tion   Acquired Life-Years
                                                     (in thousands)

Wood Lake          $ 1,206     $12,438     $13,644      $ 7,984      1983    12/83    5-30 yrs
Apartments
Greenspoint
  Apartments         2,140      12,768      14,908        7,734      1984     2/84    5-30 yrs
Sandspoint           2,147      15,256      17,403        8,948      1984     2/84    5-30 yrs
Apartments
Vinings Peak
  Apartments         1,632      14,322      15,954        8,663      1982     4/84    5-30 yrs
Plantation
Crossing
  Apartments         1,062       8,956      10,018        5,575      1980     6/84    5-30 yrs
Sunrunner              587       7,379       7,966        4,707      1981     7/84    5-30 yrs
Apartments
McMillan Place
  Apartments         2,427      12,478      14,905        7,504      1985     6/85    5-30 yrs
Misty Woods
  Apartments           434       8,173       8,607        4,855      1985     6/85    5-30 yrs
                   $11,635     $91,770     $103,405     $55,970

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2002          2001
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $102,501      $100,521
  Property improvements                           1,511         2,122
  Disposal of assets                               (607)         (142)
Balance at end of year                         $103,405      $102,501

Accumulated Depreciation
Balance at beginning of year                   $ 52,735      $ 49,334
  Additions charged to expense                    3,592         3,476
  Disposal of assets                               (357)          (75)
Balance at end of year                         $ 55,970      $ 52,735

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $98,255,000 and $97,561,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2002 and 2001, is approximately $80,628,000 and $78,048,000, respectively.

Note F - Casualty Gain

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

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $369,000 of fixed assets and approximately $222,000 of accumulated depreciation were written off resulting in a net write off of approximately $147,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002. For financial statement purposes, a casualty gain of approximately $314,000 was recognized during 2002 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In May 2002, one of the Partnership's investment properties, Sandspoint Apartments, incurred damages to twenty-four units as a result of a fire. As a result of the damage, approximately $238,000 of fixed assets and approximately $135,000 of accumulated depreciation were written off resulting in a net write off of approximately $103,000. During 2002, the property received approximately $372,000 in proceeds from the insurance company to repair the damaged units and to cover approximately $15,000 in emergency expenses. For financial statement purposes, a casualty gain of approximately $254,000 was recognized during 2002 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $70,000 and non-audit services (principally tax-related) of approximately $33,000.

Item 10.    Executive Compensation

Neither the director nor any of the officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Registrant as of December 31, 2002.


   Entity                                Number of Units   Percent of Total

   Insignia Properties, L.P.                25,228.66            28.26%
     (an affiliate of AIMCO)
   Fox Capital Management Corporation          100.00             0.11%
     (an affiliate of AIMCO)
   IPLP Acquisition I, LLC                   4,892.00             5.48%
     (an affiliate of AIMCO)
   AIMCO Properties, LP                     21,878.00            24.50%
     (an affiliate of AIMCO)

Insignia Properties, LP, Fox Capital Management Corporation and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

As a result of its ownership of 52,098.66 limited partnership units, AIMCO, through its affiliates, could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

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

During the years ended December 31, 2002 and 2001, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties as compensation for providing property management services. The Registrant paid to such affiliates approximately $834,000 and $969,000 for the years ended December 31, 2002 and 2001, respectively which are included in operations expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $172,000 and $166,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $186,000 and $277,000 in Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2002 and 2001, respectively.

During the year ended December 31, 2001, the Partnership paid an affiliate of the Managing General Partner approximately $47,000 for loan costs associated with the refinancing of Sunrunner Apartments. These costs were capitalized and included in other assets on the consolidated balance sheet.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $263,000 and $136,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,098.66 limited partnership units in the Partnership representing 58.35% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.35% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed in the fourth quarter of calendar year 2002:

            None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    By:   FOX PARTNERS II,
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Its Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Fund XIX;


2. Based on my knowledge, this annual does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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


Date:  March 28, 2003

                               /s/Patrick J. Foye
                               Patrick J. Foye
                               Executive   Vice   President   of   Fox   Capital
                               Management Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Fund XIX;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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


Date:  March 28, 2003

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

      99          Certification of Chief Executive Officer and  Chief  Financial
                  Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XIX (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.