Form 10QSB
period 2003-03-31
CENTURY PROPERTIES FUND XIX
filed 2003-05-14
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                $ 2,252
   Receivables and deposits                                                     695
   Restricted escrows                                                            45
   Other assets                                                                 601
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  92,078
                                                              103,713
      Less accumulated depreciation                           (56,883)       46,830
                                                                           $ 50,423
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 189
   Tenant security deposits payable                                             314
   Accrued property taxes                                                       535
   Due to affiliates                                                          2,101
   Other liabilities                                                          1,534
   Due to former affiliate                                                      364
   Mortgage notes payable                                                    56,051

Partners' Deficit
   General partner                                           $ (9,896)
   Limited partners (89,292 units issued and
      outstanding)                                               (769)      (10,665)
                                                                           $ 50,423



            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                           Three Months Ended
                                                               March 31,
                                                        2003               2002
Revenues:
   Rental income                                       $ 3,422           $ 4,081
   Other income                                            335               350
      Total revenues                                     3,757             4,431

Expenses:
   Operating                                             1,685             1,376
   General and administrative                              119               140
   Depreciation                                            913               897
   Interest                                              1,178             1,060
   Property tax                                            356               347
      Total expenses                                     4,251             3,820

Net (loss) income                                      $ (494)            $ 611

Net (loss) income allocated to general partner          $ (58)             $ 72
Net (loss) income allocated to limited partners           (436)              539
                                                       $ (494)            $ 611

Net (loss) income per limited partnership unit         $ (4.88)           $ 6.04

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total

Original capital contributions         89,292        $ --       $ 89,292     $ 89,292

Partners' deficit
   at December 31, 2002               89,292       $(9,838)      $ (333)     $(10,171)

Net loss for the three months
   ended March 31, 2003                   --           (58)        (436)         (494)

Partners' deficit
   at March 31, 2003                  89,292       $(9,896)      $ (769)     $(10,665)

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                   2003        2002
Cash flows from operating activities:
  Net (loss) income                                              $ (494)      $ 611
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
      Depreciation                                                  913          897
      Amortization of loan costs and discount                        20           22
      Change in accounts:
       Receivables and deposits                                     569          287
       Other assets                                                (148)        (211)
       Accounts payable                                            (167)        (101)
       Tenant security deposits payable                              28          (20)
       Accrued property taxes                                      (241)        (109)
       Other liabilities                                            297          (70)
         Net cash provided by operating activities                  777        1,306

Cash flows from investing activities:
  Property improvements and replacements                           (308)        (372)
  Net withdrawals from restricted escrows                            --          157
         Net cash used in investing activities                     (308)        (215)

Cash flows from financing activities:
  Payment on mortgage notes payable                                (242)        (260)
  Advances from affiliates                                        2,101           --
  Payoff of mortgage note payable                                (2,101)          --
         Net cash used in financing activities                     (242)        (260)

Net increase in cash and cash equivalents                           227          831
Cash and cash equivalents at beginning of period                  2,025        1,645
Cash and cash equivalents at end of period                      $ 2,252      $ 2,476

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,133      $ 1,071

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

During the three months ended March 31, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $188,000 and $228,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $48,000 for the three month periods ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fees were earned during the three months ended March 31, 2003 or 2002 because there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This was was used to repay the second mortgage encumbering McMillian Place Apartments, which was part of the loan extension agreement. Interest on the credit line is charged at the prime rate plus 2%. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $217,000 and $263,000, respectively.

Note C - Extension of Mortgage Note Payable

The first and second mortgage loans for McMillian Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loans. Pursuant to the agreement, the stated interest rate is 6.5% from the previous maturity date and the loan will mature on September 30, 2003. The Managing General Partner is currently marketing the property for sale.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Sunrunner Apartments                          93%        93%
         St. Petersburg, Florida
      Misty Woods Apartments                        89%        89%
         Charlotte, North Carolina
      McMillan Place Apartments (1)                 87%        95%
         Dallas, Texas
      Vinings Peak Apartments (1)                   86%        91%
         Atlanta, Georgia
      Wood Lake Apartments                          90%        90%
         Atlanta, Georgia
      Plantation Crossing (2)                       93%        88%
         Atlanta, Georgia
      Greenspoint Apartments (1)                    91%        99%
         Phoenix, Arizona
      Sandspoint Apartments (3)                     78%        94%
         Phoenix, Arizona

   (1) The Managing General Partner attributes the decrease in occupancy at these properties to a slow economy, job layoffs and increased home purchases due to favorable interest rates.

   (2) The Managing General Partner attributes the increase in occupancy at Plantation Crossing to marketing efforts in the local market.

   (3) The Managing General Partner attributes the decrease in occupancy at Sandspoint Apartments to a slow economy, unemployment and home purchases.

Results of Operations

The Partnership realized a net loss of approximately $494,000 for the three month period ended March 31, 2003 as compared to net income of $611,000 for the three month period ended March 31, 2002. The decrease in net income is attributable to a decrease in total revenue and an increase in total expenses. The decrease in total revenues is due to a decrease in rental revenue. Rental revenue decreased due to a decrease in occupancy at five of the Partnership's rental properties, a decrease in average rental rate at seven of the properties and an increase in rental concessions at six of the properties.

Total expenses increased due to increases in operating and interest expense. Operating expense increased due to an increase in advertising and maintenance expenses. Advertising expenses increased due to an increase in referral fees, internet advertising and periodicals at most of the Partnership's investment properties. Maintenance expenses increased due to an increase in contract labor, floor covering repairs and payroll related costs at the properties. Interest expense increased due to the increased interest rate on the mortgages encumbering McMillan Place Apartments.

Included in general and administrative expense at both March 31, 2003 and 2002 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $2,252,000 as compared to approximately $2,476,000 at March 31, 2002. For the three months ended March 31, 2003, cash and cash equivalents increased approximately $227,000 from the Partnership's year end due to approximately $308,000 and $242,000 of cash used in investing and financing activities, respectively, offset by approximately $777,000 of cash provided by operating activities. Net cash used in investing activities consisted of property improvements and replacements. Net cash used in financing activities consisted of the repayment of the second mortgage encumbering McMillian Place Apartments and principal payments on the mortgages encumbering the Partnership's investment properties, partially offset by advances from an affiliate of the Managing General Partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Sunrunner Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $21,000 of capital improvements at Sunrunner Apartments, consisting primarily of structural enhancements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $156,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking lot improvements, appliances, air conditioning units, resurfacing, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Misty Woods Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $10,000 of capital improvements at Misty Woods Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $151,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, air conditioning units, pool upgrades, and appliances. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

McMillian Place Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $62,000 of capital improvements at McMillian Place Apartments, consisting primarily of structural enhancements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $393,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural improvements, appliances, perimeter fencing and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Vinings Peak Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $45,000 of capital improvements at Vinings Peak Apartments, consisting primarily of plumbing upgrades and fixtures, structural enhancements, and floor covering replacements. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $32,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, structural enhancements, pool upgrades, and appliances. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Wood Lake Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $43,000 of capital improvements at Wood Lake Apartments, consisting primarily of floor covering replacements, resurfacing and maintenance equipment. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $170,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of flooring, cabinet, counter top, appliance and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $25,000 of capital improvements at Plantation Crossing Apartments, consisting primarily of floor covering and appliance replacement. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $13,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of flooring, appliance and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Greenspoint Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $32,000 of capital improvements at Greenspoint Apartments, consisting primarily of parking area improvements, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $220,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of land improvements, parking lot enhancements, appliance, floor covering and HVAC replacements and plumbing and electrical and plumbing enhancements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sands Point Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $70,000 of capital improvements at Sands Point Apartments, consisting primarily of plumbing enhancements, floor covering and appliance replacements, and plumbing fixtures. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $646,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacements, structural enhancements, land improvements, plumbing and electrical enhancements and floor covering and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The first and second mortgage loans for McMillian Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loans. Pursuant to the agreement, the stated interest rate is 6.5% from the previous maturity date and the loan will mature on September 30, 2003.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $56,051,000, net of discount, is amortized over varying periods with required balloon payments ranging from September 2003 to September 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

No distributions were made during the three months ended March 31, 2003 or 2002.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,098.66 limited partnership units in the Partnership representing 58.35% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.35% of the outstanding units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder. However, IPLP, an affiliate of the Managing General Partner, is required to vote 25,228.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's or AIMCO's right to vote its Units.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the properties.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weakness exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 14, 2003

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


Date:  May 14, 2003

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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 14, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.