Form 10QSB
period 2003-06-30
CENTURY PROPERTIES FUND XIX
filed 2003-08-13
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2003

Assets
   Cash and cash equivalents                                                $ 1,248
   Receivables and deposits                                                     980
   Restricted escrows                                                           554
   Other assets                                                               1,720
   Investment properties:
      Land                                                   $ 11,635
      Buildings and related personal property                  92,430
                                                              104,065
      Less accumulated depreciation                           (57,810)       46,255
                                                                           $ 50,757
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 150
   Tenant security deposits payable                                             335
   Accrued property taxes                                                       717
   Due to affiliates                                                          2,144
   Other liabilities                                                          1,413
   Due to former affiliate                                                      366
   Mortgage notes payable                                                    56,437

Partners' Deficit
   General partner                                           $ (9,912)
   Limited partners (89,292 units issued and
      outstanding)                                               (893)      (10,805)
                                                                           $ 50,757



            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months                Six Months
                                        Ended June 30,             Ended June 30,
                                      2003         2002          2003          2002

Revenues:
  Rental income                     $ 3,456       $ 3,914       $ 6,878      $ 7,995
  Other income                          370           319           705          669
  Casualty gain                         171            --           171           --
       Total revenues                 3,997         4,233         7,754        8,664

Expenses:
  Operating                           1,648         1,503         3,333        2,879
  General and administrative            119           115           238          255
  Depreciation                          927           907         1,840        1,804
  Interest                            1,084         1,093         2,262        2,153
  Property tax                          359           347           715          694
       Total expenses                 4,137         3,965         8,388        7,785

Net (loss) income                    $ (140)       $ 268        $ (634)       $ 879

Net (loss) income allocated to
  general partner                    $ (16)        $ 32          $ (74)       $ 104
Net (loss) income allocated to
  limited partners                     (124)          236          (560)         775

                                     $ (140)       $ 268        $ (634)       $ 879

Net (loss) income per limited
  partnership unit                  $ (1.39)      $ 2.64        $ (6.27)      $ 8.68

Distributions per limited
  partnership unit                    $ --        $ 18.38        $ --        $ 18.38

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total

Original capital contributions         89,292        $ --       $89,292      $ 89,292

Partners' deficit
   at December 31, 2002               89,292       $(9,838)      $ (333)     $(10,171)

Net loss for the six months
   ended June 30, 2003                    --           (74)        (560)         (634)

Partners' deficit
   at June 30, 2003                   89,292       $(9,912)      $ (893)     $(10,805)

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net (loss) income                                              $ (634)      $ 879
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,840        1,804
     Amortization of loan costs and discount                         84           48
     Casualty gain                                                 (171)          --
     Change in accounts:
      Receivables and deposits                                      284           30
      Other assets                                                 (897)        (189)
      Accounts payable                                             (206)           2
      Tenant security deposits payable                               49          (24)
      Accrued property taxes                                        (59)          69
      Due to affiliates                                              43           --
      Due to former affiliate                                         2           --
      Other liabilities                                             170          (12)
         Net cash provided by operating activities                  505        2,607

Cash flows from investing activities:
  Property improvements and replacements                           (660)        (832)
  Net insurance proceeds received                                   171           --
  Net (deposits to) withdrawals from restricted escrows            (509)         164
         Net cash used in investing activities                     (998)        (668)

Cash flows from financing activities:
  Payment on mortgage notes payable                              (1,271)        (489)
  Repayment of mortgage notes payable                           (21,130)          --
  Proceeds from mortgage notes payable                           20,450           --
  Distributions to partners                                          --       (1,861)
  Advances received from affiliate                                2,101           --
  Loan costs paid                                                  (434)          --
         Net cash used in financing activities                     (284)      (2,350)

Net decrease in cash and cash equivalents                          (777)        (411)
Cash and cash equivalents at beginning of period                  2,025        1,645
Cash and cash equivalents at end of period                      $ 1,248      $ 1,234

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 2,183      $ 2,136

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

During the six months ended June 30, 2003 and 2002, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $375,000 and $444,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $99,000 and $89,000 for the six months ended June 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fees were earned during the six months ended June 30, 2003 because there were no distributions from operations. Approximately $186,000 in Partnership management fees were paid during the six months ended June 30, 2002 in connection with operating distributions paid in 2002.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. Interest on the credit line is charged at the prime rate plus 2%. Interest expense was approximately $33,000 during the six months ended June 30, 2003. No advances were received in 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $217,000 and $263,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Mortgage Note Payable on McMillan Place Apartments

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the first mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loan. Pursuant to the agreement, the stated interest rate is 6.5% from the previous maturity date and the loan will mature on September 30, 2003. The Managing General Partner is currently marketing the property for sale.

The mortgage encumbering McMillan Place Apartments requires an annual cash flow payment based on a calculation of excess cash generated by the property. During the six months ended June 30, 2003, the Partnership paid excess cash of approximately $839,000 to the mortgage lender. This amount was applied against the outstanding principal balance of the mortgage.

Note D - Refinancing of Mortgage Notes Payable

On June 25, 2003 the Partnership refinanced the mortgage encumbering Vinings Peak Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,785,000 with a new mortgage of $8,470,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $53,000 are due on the first day of each month. A balloon payment of approximately $3,044,000 is due in July 2013. At the closing, a repair escrow of $334,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $174,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $96,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Wood Lake Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $6,703,000 with a new mortgage of $7,500,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $47,000 are due on the first day of each month. A balloon payment of approximately $2,696,000 is due in July 2013. At the closing, a repair escrow of $294,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $157,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $377,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Plantation Crossing Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $4,541,000 with a new mortgage of $4,480,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $28,000 are due on the first day of each month. A balloon payment of approximately $2,743,000 is due in July 2013. At the closing, a repair escrow of $145,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $103,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership had a shortfall of approximately $330,000 which was covered by the net proceeds received from the Wood Lake refinancing discussed above.

Note E - Casualty Gain

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $369,000 of fixed assets and approximately $222,000 of accumulated depreciation were written off resulting in a net write off of approximately $147,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002 and recognized a casualty gain of approximately $314,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the six months ended June 30, 2003, the Partnership received additional proceeds of approximately $171,000 which were recognized as a casualty gain because the damaged assets had been fully written off in 2002.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of eight apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Sunrunner Apartments                          94%        94%
         St. Petersburg, Florida
      Misty Woods Apartments                        89%        89%
         Charlotte, North Carolina
      McMillan Place Apartments (1)                 88%        94%
         Dallas, Texas
      Vinings Peak Apartments                       91%        89%
         Atlanta, Georgia
      Wood Lake Apartments (2)                      94%        87%
         Atlanta, Georgia
      Plantation Crossing (2)                       91%        86%
         Atlanta, Georgia
      Greenspoint Apartments (1)                    88%        96%
         Phoenix, Arizona
      Sandspoint Apartments (1)                     78%        92%
         Phoenix, Arizona

   (1) The Managing General Partner attributes the decrease in occupancy at these properties to a slow economy, job layoffs and higher unemployment, and increased home purchases due to favorable interest rates.

   (2) The Managing General Partner attributes the increase in occupancy at Plantation Crossing and Wood Lake Apartments to increased marketing efforts by property management in the local market.

Results of Operations

The Partnership realized a net loss of approximately $140,000 and $634,000, respectively, for the three and six months ended June 30, 2003 as compared to net income of approximately $268,000 and $879,000 for the corresponding periods in 2002. The decrease in net income for both periods is attributable to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by the recognition of a casualty gain and an increase in other income. Rental income decreased due to a decrease in average occupancy at three of the Partnership's properties, a decrease in the average rental rate at seven of the Partnership's properties and an increase in rental concessions at six of the Partnership's properties. Other income increased due to an increase in late charges and lease cancellation fees at most of the Partnership's properties.

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $369,000 of fixed assets and approximately $222,000 of accumulated depreciation were written off resulting in a net write off of approximately $147,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002 and recognized a casualty gain of approximately $314,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the six months ended June 30, 2003, the Partnership received additional proceeds of approximately $171,000 which were recognized as a casualty gain because the damaged assets had been fully written off in 2002.

Total expenses increased for the three months ended June 30, 2003 due to an increase in operating expense. Total expenses increased for the six months ended June 30, 2003 due to increases in operating and interest expenses. Operating expense increased for both periods due to increases in advertising, property, and maintenance expenses. Advertising expense increased due to an increase in web advertising and periodicals primarily at Sandspoint and Greenspoint Apartments. Property expense increased due to increases in payroll and related benefits at most of the Partnership's properties. Maintenance expense increased due to an increase in contract labor at Plantation Crossing, Sandspoint, and Greenspoint Apartments. Interest expense increased due to the higher interest rate on the extension of the mortgage at McMillan Place Apartments.

Included in general and administrative expense at both June 30, 2003 and 2002 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had cash and cash equivalents of approximately $1,248,000 compared to approximately $1,234,000 at June 30, 2002. For the six months ended June 30, 2003, cash and cash equivalents decreased approximately $777,000 due to approximately $998,000 and $284,000 of cash used in investing and financing activities, respectively, offset by approximately $505,000 of cash provided by operating activities. Net cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lenders, partially offset by insurance proceeds received. Net cash used in financing activities consisted of the repayment of the second mortgage encumbering McMillan Place Apartments, the repayment of the mortgages encumbering Plantation Crossing, Vinings Peak, and Wood Lake Apartments, loan costs associated with the refinancing of Plantation Crossing, Vinings Peak, and Wood Lake Apartments and principal payments on the mortgages encumbering the Partnership's investment properties, partially offset by the refinancing proceeds received for Plantation Crossing, Vinings Peak, and Wood Lake Apartments and advances from an affiliate of the Managing General Partner.

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

Sunrunner Apartments

During  the  six  months  ended  June  30,  2003,  the   Partnership   completed
approximately $34,000 of capital improvements at Sunrunner Apartments, consisting primarily of structural enhancements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $37,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking lot improvements and appliance, air conditioning, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Misty Woods Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $30,000 of capital improvements at Misty Woods Apartments, consisting primarily of electrical upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $48,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, air conditioning, and appliance replacements and pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

McMillan Place Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $106,000 of capital improvements at McMillan Place Apartments, consisting primarily of structural enhancements, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $34,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural improvements, perimeter fencing and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Vinings Peak Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $100,000 of capital improvements at Vinings Peak Apartments, consisting primarily of plumbing upgrades and fixtures, structural enhancements, and floor covering replacements. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $17,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Wood Lake Apartments

During  the  six  months  ended  June  30,  2003,  the   Partnership   completed
approximately $91,000 of capital improvements at Wood Lake Apartments, consisting primarily of floor covering replacements, wall coverings, plumbing fixtures, major landscaping, and maintenance equipment. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of flooring, cabinet, counter top, appliance and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $54,000 of capital improvements at Plantation Crossing Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $15,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of flooring, appliance and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Greenspoint Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $87,000 of capital improvements at Greenspoint Apartments, consisting primarily of parking area improvements, floor covering, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $32,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of land improvements, parking lot enhancements, appliance, floor covering and HVAC replacements and plumbing and electrical enhancements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sands Point Apartments

During the six months ended June 30, 2003, the Partnership completed approximately $158,000 of capital improvements at Sands Point Apartments, consisting primarily of plumbing fixtures and enhancements, structural upgrades, parking area upgrades, and floor covering and appliance replacements. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $65,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacements, structural enhancements, land improvements, plumbing and electrical enhancements, and floor covering and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the first mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loan. Pursuant to the agreement, the stated interest rate is 6.5% from the previous maturity date and the loan will mature on September 30, 2003. The Managing General Partner is currently marketing the property for sale.

The mortgage encumbering McMillan Place Apartments requires an annual cash flow payment based on a calculation of excess cash generated by the property. During the six months ended June 30, 2003, the Partnership paid excess cash of approximately $839,000 to the mortgage lender. This amount was applied against the outstanding principal balance of the mortgage.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. Interest on the credit line is charged at the prime rate plus 2%. Interest expense was approximately $33,000 during the six months ended June 30, 2003. No advances were received in 2002.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Vinings Peak Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,785,000 with a new mortgage of $8,470,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $53,000 are due on the first day of each month. A balloon payment of approximately $3,044,000 is due in July 2013. At the closing, a repair escrow of $334,000 was established and is being held by the mortgage lender. After closing costs of approximately $161,000, which were capitalized and included in other assets on the consolidated balance sheet, the Partnership received net proceeds of approximately $96,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering for Wood Lake Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $6,703,000 with a new mortgage of $7,500,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $47,000 are due on the first day of each month. A balloon payment of approximately $2,696,000 is due in July 2013. At the closing, a repair escrow of $294,000 was established and is being held by the mortgage lender. After closing costs of approximately $144,000, which were capitalized and included in other assets on the consolidated balance sheet, the Partnership received net proceeds of approximately $868,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering for Plantation Crossing Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $4,541,000 with a new mortgage of $4,480,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $28,000 are due on the first day of each month. A balloon payment of approximately $2,743,000 is due in July 2013. At the closing, a repair escrow of $145,000 was established and is being held by the mortgage lender. After closing costs of approximately $91,000, which were capitalized and included in other assets on the consolidated balance sheet, the Partnership had a shortfall of approximately $821,000 which was covered by the net proceeds received from the Wood Lake refinancing discussed above.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $56,437,000 is amortized over varying periods with required balloon payments due between September 2003 and September 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2003 and 2002 (in thousands except per unit data):

                        Six Months       Per Limited      Six Months      Per Limited
                          Ended          Partnership         Ended        Partnership
                      June 30, 2003         Unit         June 30, 2002        Unit

Operations                 $ --             $ --            $1,861           $18.38

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,098.66 limited partnership units (the "Units") in the Partnership representing 58.35% of the outstanding Units at June 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.35% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint, which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants opposed the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal in light of a settlement.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2003.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XIX;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XIX;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                  /s/Paul J. McAuliffe
                                  Paul J. McAuliffe
                                  Executive Vice President and Chief Financial
                                  Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.