Form 10QSB
period 2003-09-30
CENTURY PROPERTIES FUND XIX
filed 2003-11-13
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2003

Assets
   Cash and cash equivalents                                                $ 1,323
   Receivables and deposits                                                     539
   Restricted escrows                                                           817
   Other assets                                                               1,365
   Investment properties:
      Land                                                   $ 9,200
      Buildings and related personal property                  80,060
                                                               89,260
      Less accumulated depreciation                           (50,844)       38,416
                                                                           $ 42,460
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 523
   Tenant security deposits payable                                             303
   Accrued property taxes                                                       399
   Other liabilities                                                            523
   Due to former affiliate                                                      369
   Mortgage notes payable                                                    47,082

Partners' (Deficiency) Capital
   General partner                                           $ (9,785)
   Limited partners (89,292 units issued and
      outstanding)                                              3,046        (6,739)
                                                                           $ 42,460



            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                            Three Months               Nine Months
                                        Ended September 30,        Ended September 30,
                                         2003         2002          2003          2002
                                                   (Restated)                  (Restated)
Revenues:
  Rental income                        $ 2,918       $ 3,023       $ 8,709      $ 9,732
  Other income                             386           296           968          865
  Casualty gain                             --           443           171          443
       Total revenues                    3,304         3,762         9,848       11,040

Expenses:
  Operating                              1,486         1,202         4,314        3,612
  General and administrative               114           113           352          368
  Depreciation                             782           767         2,378        2,334
  Interest                                 811           941         2,608        2,838
  Property tax                             269           254           807          764
       Total expenses                    3,462         3,277        10,459        9,916

(Loss) income from continuing
  operations                              (158)          485          (611)       1,124
Income (loss) from discontinued
  operations                               636          (406)          455         (166)
Gain on sale of discontinued
  operations                             5,912            --         5,912           --
Net income                             $ 6,390        $ 79         $ 5,756       $ 958

Net income allocated to general
  partner                               $ 173          $ 9          $ 99         $ 113
Net income allocated to limited
  partners                               6,217            70         5,657          845
                                       $ 6,390        $ 79         $ 5,756       $ 958
Per limited partnership unit:
  (Loss) income from continuing
    operations                         $ (1.56)      $ 4.79        $ (6.04)     $ 11.10
  Income (loss) from discontinued
    operations                            6.29         (4.01)         4.50        (1.64)
  Gain on sale of discontinued
    operations                           64.89            --         64.89           --
Net income                             $ 69.62       $ 0.78        $ 63.35       $ 9.46

Distributions per limited
  partnership unit                     $ 25.51        $ --         $ 25.51      $ 18.38

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

              CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total

Original capital contributions         89,292        $ --       $89,292      $ 89,292

Partners' deficit
   at December 31, 2002               89,292       $(9,838)      $ (333)     $(10,171)

Distributions paid to partners            --           (46)      (2,278)       (2,324)

Net income for the nine months
   ended September 30, 2003               --            99        5,657         5,756

Partners' (deficiency) capital
   at September 30, 2003              89,292       $(9,785)     $ 3,046      $ (6,739)


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2003         2002
Cash flows from operating activities:
  Net income                                                      $ 5,756       $ 958
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    2,703       2,689
     Amortization of loan costs and discount                           122          65
     Gain on sale of investment property                            (5,912)         --
     Loss on early extinguishment of debt                                5          --
     Contingent interest on mortgage note encumbering
      McMillan Place                                                    --         420
     Casualty gain                                                    (171)       (443)
     Change in accounts:
      Receivables and deposits                                         725        (361)
      Other assets                                                    (366)       (156)
      Accounts payable                                                  28          19
      Tenant security deposits payable                                  17         (24)
      Accrued property taxes                                          (377)        417
      Due to former affiliate                                            5          91
      Other liabilities                                               (720)        (51)
         Net cash provided by operating activities                   1,815       3,624

Cash flows from investing activities:
  Property improvements and replacements                              (882)     (1,426)
  Net proceeds from sale of discontinued operations                 13,249          --
  Net insurance proceeds received                                      171         754
  Net (deposits to) withdrawals from restricted escrows               (772)        146
         Net cash provided by (used in) investing activities        11,766        (526)

Cash flows from financing activities:
  Payment on mortgage notes payable                                 (1,498)       (722)
  Repayment of mortgage notes payable                              (30,258)         --
  Proceeds from mortgage notes payable                              20,450          --
  Distributions to partners                                         (2,324)     (1,861)
  Advances received from affiliate                                   2,101          --
  Repayment of advances from affiliate                              (2,101)         --
  Loan costs paid                                                     (653)         --
         Net cash used in financing activities                     (14,283)     (2,583)

Net (decrease) increase in cash and cash equivalents                  (702)        515
Cash and cash equivalents at beginning of period                     2,025       1,645
Cash and cash equivalents at end of period                        $ 1,323      $ 2,160

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 3,049      $ 3,198

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of McMillan Place Apartments (see Note
C) as income (loss) from discontinued operations due to the sale of the property on August 28, 2003.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $556,000 and $651,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and income
(loss) from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $144,000 and $131,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fees were earned during the nine months ended September 30, 2003 as there were no distributions from operations. Approximately $186,000 in Partnership management fees were paid during the nine months ended September 30, 2002 in connection with operating distributions paid in 2002.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. Interest expense for this loan was approximately $66,000 during the nine months ended September 30, 2003. The advance loan and accrued interest were paid in full during the nine months ended September 30, 2003 with the sales proceeds of McMillan Place Apartments (see "Note D" below). No advances were received in 2002.

In connection with the refinancings of Vinings Peak Apartments, Wood Lake Apartments, and Plantation Crossing Apartments on June 25, 2003, the Partnership paid the Managing General Partner a fee of approximately $205,000 pursuant to the Partnership Agreement. This fee was capitalized and included in other assets on the accompanying consolidated balance sheet and is being amortized over the life of the loans.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $217,000 and $263,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Mortgage Note Payable on McMillan Place Apartments

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the first mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loan. Pursuant to the agreement, the stated interest rate for the extension was 6.5% from the previous maturity date. This mortgage indebtedness was paid off during the nine months ended September 30, 2003 with the net sales proceeds of McMillan Place Apartments (see "Note D" below).

The mortgage encumbering McMillan Place Apartments required an annual cash flow payment based on a calculation of excess cash generated by the property. During the nine months ended September 30, 2003, the Partnership paid excess cash flow of approximately $839,000 to the mortgage lender. This amount was applied against the outstanding principal balance of the mortgage.

Note D - Sale of Investment Property

In August 2003, the Partnership sold McMillan Place Apartments to an unrelated third party, for net proceeds of approximately $13,249,000 after payment of closing costs. The Partnership used approximately $9,128,000 of the net proceeds to repay the mortgage encumbering the property and to pay approximately $210,000 in contingent interest due to the lender. Contingent interest was required to be paid upon the sale of the property equal to 50% of the increase in the appreciated fair market value of the property above the stipulated amount of $12,860,000. The Partnership had previously accrued approximately $920,000 for this contingent interest. The unused reserve was reversed against interest expense during the three months ended September 30, 2003 and is included in income (loss) from discontinued operations. The Partnership realized a gain of approximately $5,912,000 as a result of the sale. The property's operations are shown as income (loss) from discontinued operations and include revenues of approximately $1,594,000 and $2,061,000 for the nine months ended September 30, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of unamortized loan costs being written off. This amount is included in income (loss) from discontinued operations.

Note E - Refinancing of Mortgage Notes Payable

On June 25, 2003 the Partnership refinanced the mortgage encumbering Vinings Peak Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,785,000 with a new mortgage of $8,470,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $53,000 are due on the first day of each month. A balloon payment of approximately $3,044,000 is due in July 2013. At the closing, a repair escrow of $334,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $249,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $96,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Wood Lake Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $6,703,000 with a new mortgage of $7,500,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $47,000 are due on the first day of each month. A balloon payment of approximately $2,696,000 is due in July 2013. At the closing, a repair escrow of $294,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $231,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $868,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Plantation Crossing Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $4,541,000 with a new mortgage of $4,480,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $28,000 are due on the first day of each month. A balloon payment of approximately $2,743,000 is due in July 2013. At the closing, a repair escrow of $145,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $173,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership had a shortfall of approximately $821,000 which was covered by the net proceeds received from the Wood Lake refinancing discussed above.

Note F - Casualty Gain

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $528,000 of fixed assets and approximately $316,000 of accumulated depreciation were written off resulting in a net write off of approximately $212,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002 and recognized a casualty gain of approximately $249,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the nine months ended September 30, 2003, the Partnership received additional proceeds of approximately $171,000 which were recognized as a casualty gain as the damaged assets had been fully written off in 2002.

In May 2002, one of the Partnership's investment properties, Sandspoint Apartments, incurred damages to twenty-four units as a result of a fire. As a result of the damage, approximately $228,000 of fixed assets and approximately $129,000 of accumulated depreciation were written off resulting in a net write off of approximately $99,000. During 2002, the property received approximately $293,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $194,000 was recognized during 2002 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Sunrunner Apartments                          93%        94%
         St. Petersburg, Florida
      Misty Woods Apartments                        90%        89%
         Charlotte, North Carolina
      Vinings Peak Apartments (1)                   91%        88%
         Atlanta, Georgia
      Wood Lake Apartments (1)                      91%        87%
         Atlanta, Georgia
      Plantation Crossing (1)                       94%        87%
         Atlanta, Georgia
      Greenspoint Apartments (2)                    85%        92%
         Phoenix, Arizona
      Sandspoint Apartments (2)                     79%        88%
         Phoenix, Arizona

   (1)      The Managing General Partner attributes the increase in occupancy at
            these  properties  to  increased   marketing   efforts  by  property
            management in the local markets.

   (2) The Managing General Partner attributes the decrease in occupancy at these properties to a slow economy, job layoffs and higher unemployment, and increased home purchases due to favorable interest rates.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $6,390,000 and $5,756,000, respectively, compared to net income of approximately $79,000 and $958,000 for the corresponding periods in 2002. The increase in net income for the three and nine months ended September 30, 2003 is due to the gain on the sale of McMillan Place Apartments and a decrease in loss from discontinued operations. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of McMillan Place Apartments, which sold in August 2003, as income (loss) from discontinued operations.

In August 2003, the Partnership sold McMillan Place Apartments to an unrelated third party, for net proceeds of approximately $13,249,000 after payment of closing costs. The Partnership used approximately $9,128,000 of the net proceeds to repay the mortgage encumbering the property and to pay approximately $210,000 in contingent interest due to the lender. Contingent interest was required to be paid upon the sale of the property equal to 50% of the increase in the appreciated fair market value of the property above the stipulated amount of $12,860,000. The Partnership had previously accrued approximately $920,000 for this contingent interest. The unused reserve was reversed against interest expense during the three months ended September 30, 2003 and is included in income (loss) from discontinued operations. The Partnership realized a gain of approximately $5,912,000 as a result of the sale. The property's operations are shown as income (loss) from discontinued operations and include revenues of approximately $1,594,000 and $2,061,000 for the nine months ended September 30, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of unamortized loan costs being written off. This amount is included in income (loss) from discontinued operations.

Excluding the discontinued operations and gain on sale, the Partnership's loss from continuing operations for the three and nine months ended September 30, 2003 was approximately $158,000 and $611,000 respectively, compared to income from continuing operations of approximately $485,000 and $1,124,000 for the corresponding periods in 2002. The decrease in income from continuing operations for the three and nine months ended September 30, 2003 is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for both periods ended September 30, 2003 due to decreases in rental income and casualty gains partially offset by an increase in other income. Rental income decreased due to decreases in average rental rates at five of the properties and average occupancy at three of the properties, and an increase in rental concessions at five of the properties. This was partially offset by an increase in occupancy at four of the properties. Other income increased due to increases in late charges and lease cancellation fees at most of the Partnership's properties.

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $528,000 of fixed assets and approximately $316,000 of accumulated depreciation were written off resulting in a net write off of approximately $212,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002 and recognized a casualty gain of approximately $249,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the nine months ended September 30, 2003, the Partnership received additional proceeds of approximately $171,000 which were recognized as a casualty gain as the damaged assets had been fully written off in 2002.

In May 2002, one of the Partnership's investment properties, Sandspoint Apartments, incurred damages to twenty-four units as a result of a fire. As a result of the damage, approximately $228,000 of fixed assets and approximately $129,000 of accumulated depreciation were written off resulting in a net write off of approximately $99,000. During 2002, the property received approximately $293,000 in proceeds from the insurance company to repair the damaged units. For financial statement purposes, a casualty gain of approximately $194,000 was recognized during 2002 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Total expenses increased for the three and nine months ended September 30, 2003 due to an increase in operating expenses partially offset by a decrease in interest expense. Operating expenses for both periods increased due to increased advertising, property, and maintenance expenses. Advertising expense increased due to increases in periodical advertising and referral fees at most of the Partnership's properties. Property expenses increased due to increases in payroll and related benefits at most of the Partnership's properties. Maintenance expense increased due to an increase in contract labor and repairs at most of the Partnership's properties. Interest expense decreased due to the refinancing of the mortgages encumbering three of the Partnership's properties, which resulted in lower interest rates.

Included in general and administrative expense at both September 30, 2003 and 2002 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $1,323,000 compared to approximately $2,160,000 at September 30, 2002. Cash and cash equivalents decreased approximately $702,000 during the nine months ended September 30, 2003 due to approximately $14,283,000 of cash used in financing activities partially offset by approximately $11,766,000 of cash provided by investing activities and approximately $1,815,000 of cash provided by operating activities. Net cash used in financing activities consisted of the repayment of the advance from an affiliate of the Managing General Partner, distributions to partners, the repayment of the mortgages encumbering Plantation Crossing, Vinings Peak, Wood Lake and McMillan Place Apartments, loan costs associated with the refinancings of those properties and scheduled principal payments on the mortgages encumbering the Partnership's investment properties, partially offset by the refinancing proceeds received for Plantation Crossing, Vinings Peak, and Wood Lake Apartments and advances from an affiliate of the Managing General Partner. Net cash provided by investing activities consisted of the proceeds from the sale of McMillan Place Apartments and insurance proceeds received partially offset by net deposits to restricted escrows maintained by the mortgage lenders and property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Sunrunner Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $59,000 of capital improvements at Sunrunner Apartments, consisting primarily of structural enhancements and appliance, water heater, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $19,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking lot improvements and appliance, air conditioning, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Misty Woods Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $34,000 of capital improvements at Misty Woods Apartments, consisting primarily of electrical upgrades, swimming pool improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $43,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, air conditioning, and appliance replacements and pool upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

McMillan Place Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $122,000 of capital improvements at McMillan Place Apartments, consisting primarily of structural enhancements, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow. McMillan Place Apartments was sold in August 2003.

Vinings Peak Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $135,000 of capital improvements at Vinings Peak Apartments, consisting primarily of plumbing upgrades and fixtures, structural enhancements and appliance, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $8,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Wood Lake Apartments

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $123,000 of capital improvements at Wood Lake Apartments, consisting primarily of floor and wall covering replacements, appliance replacements, structural improvements, plumbing fixtures, major landscaping, and maintenance equipment. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $6,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of flooring and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $81,000 of capital improvements at Plantation Crossing Apartments, consisting primarily of floor covering and appliance replacements, plumbing fixtures and exterior painting. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $6,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of flooring and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Greenspoint Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $144,000 of capital improvements at Greenspoint Apartments, consisting primarily of parking area improvements, roof upgrades, and floor covering, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of appliance, floor covering and HVAC replacements and plumbing and electrical enhancements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sands Point Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $184,000 of capital improvements at Sands Point Apartments, consisting primarily of plumbing fixtures and enhancements, structural upgrades, parking area upgrades, and floor covering and appliance replacements. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $160,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of roof replacements, structural enhancements, land improvements, plumbing and electrical enhancements, and floor covering and HVAC replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the first mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loan. Pursuant to the agreement, the stated interest rate for the extension was 6.5% from the previous maturity date. This mortgage indebtedness was paid off during the nine months ended September 30, 2003 with the net sales proceeds of McMillan Place Apartments.

The mortgage encumbering McMillan Place Apartments required an annual cash flow payment based on a calculation of excess cash generated by the property. During the nine months ended September 30, 2003, the Partnership paid excess cash flow of approximately $839,000 to the mortgage lender. This amount was applied against the outstanding principal balance of the mortgage.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. Interest expense for this loan was approximately $66,000 during the nine months ended September 30, 2003. The advance loan and accrued interest were paid in full during the nine months ended September 30, 2003 with the sales proceeds of McMillan Place Apartments. No advances were received in 2002.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Vinings Peak Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,785,000 with a new mortgage of $8,470,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $53,000 are due on the first day of each month. A balloon payment of approximately $3,044,000 is due in July 2013. At the closing, a repair escrow of $334,000 was established and is being held by the mortgage lender. After closing costs of approximately $249,000, which were capitalized and included in other assets on the consolidated balance sheet and interest, the Partnership received net proceeds of approximately $96,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering for Wood Lake Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $6,703,000 with a new mortgage of $7,500,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $47,000 are due on the first day of each month. A balloon payment of approximately $2,696,000 is due in July 2013. At the closing, a repair escrow of $294,000 was established and is being held by the mortgage lender. After closing costs of approximately $231,000, which were capitalized and included in other assets on the consolidated balance sheet and interest, the Partnership received net proceeds of approximately $868,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering for Plantation Crossing Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $4,541,000 with a new mortgage of $4,480,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $28,000 are due on the first day of each month. A balloon payment of approximately $2,743,000 is due in July 2013. At the closing, a repair escrow of $145,000 was established and is being held by the mortgage lender. After closing costs of approximately $173,000, which were capitalized and included in other assets on the consolidated balance sheet and interest, the Partnership had a shortfall of approximately $821,000 which was covered by the net proceeds received from the Wood Lake refinancing discussed above.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the properties of approximately $47,082,000 is amortized over varying periods with required balloon payments due between September 2005 and September 2021. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2007. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands except per unit data):

                                         Per Limited                      Per Limited
                    Nine Months Ended    Partnership   Nine Months Ended  Partnership
                    September 30, 2003      Unit      September 30, 2002      Unit

Operations                 $ --             $ --            $1,861           $18.38
Sales (1)                  2,324            25.51               --               --
                          $2,324           $25.51           $1,861           $18.38

(1) Proceeds from the sale of McMillan Place Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 52,098.66 limited partnership units (the "Units") in the Partnership representing 58.35% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 12, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 37,193.34 Units for a purchase price of $104.89 per Unit. Such offer expires on December 11, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.35% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (formerly known as Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current Report on Form 8-K dated August 29, 2003 and filed on September 10, 2003 disclosing the sale of McMillan Place Apartments.

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


                                    Date: November 13, 2003

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

Date:  November 13, 2003

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

Date:  November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.