Form 10KSB
period 2003-12-31
CENTURY PROPERTIES FUND XIX
filed 2004-03-29
CIK 705752

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $13,125,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Pursuant to the Partnership Agreement, the term of the Partnership was scheduled to expire on December 31, 2007. In connection with the refinancing of the mortgages encumbering three of the investment properties (see "Note B - Mortgage Notes Payable"), the lender required that the Partnership extend the term of the Partnership beyond the maturity date of the new loans, which is July 1, 2013. In this regard, on September 3, 2003 the Partnership sent the limited partners a consent solicitation seeking their consent to extend the term of the Partnership to December 31, 2024. The consent of a majority in interest of the limited partners was required to extend the term of the Partnership. The solicitation expired on September 22, 2003 and the Partnership received the consent of a majority of the limited partners to extend the term of the Partnership. Therefore, the term of the Partnership is scheduled to expire on December 31, 2024.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983. Beginning in September 1983 through October 1984, the Partnership offered 90,000 Limited Partnership Units and sold 89,292 units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real estate properties. Since its initial offering, the Partnership has not received, nor have limited partners been required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in seven states. The Partnership's acquisition activities were completed in June 1985 and since then the principal activity of the Partnership has been managing its portfolio. One property was sold in each of the years 1988, 1992, 1993, 1994 and 2003. In addition, one property was foreclosed on in 1993. See "Item 2. Description of Properties" for a description of the Partnership's remaining seven properties.

The Partnership is engaged in the business of operating and holding real estate properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2003 and 2002.

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

In August 2003, the Partnership sold McMillan Place Apartments to an unrelated third party, for net proceeds of approximately $13,249,000 after payment of closing costs. The Partnership used approximately $9,128,000 of the net proceeds to repay the mortgage encumbering the property and to pay approximately $210,000 in contingent interest due to the lender. Contingent interest was required to be paid upon the sale of the property equal to 50% of the increase in the appreciated fair market value of the property above the stipulated amount of $12,860,000. The Partnership had previously accrued approximately $920,000 for this contingent interest. The over accrued contingent interest was reversed against interest expense during the year ended December 31, 2003 and is included in income (loss) from discontinued operations. The Partnership realized a gain of approximately $6,013,000 as a result of the sale. The property's operations are shown as income (loss) from discontinued operations and include revenues of approximately $1,594,000 and $2,711,000 for the years ended December 31, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of unamortized loan costs being written off. This amount is included in income (loss) from discontinued operations.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                             Gross
                            Carrying   Accumulated                         Federal
Property                     Value    Depreciation     Rate    Method     Tax Basis
                                (in thousands)                         (in thousands)

Wood Lake Apartments        $13,816      $ 8,478     5-30 yrs    S/L       $ 1,827
Greenspoint Apartments       15,119        8,248     5-30 yrs    S/L         2,588
Sandspoint Apartments        17,778        9,530     5-30 yrs    S/L         2,783
Vinings Peak Apartments      16,163        9,215     5-30 yrs    S/L         2,374
Plantation Crossing
  Apartments                 10,167        5,963     5-30 yrs    S/L         1,648
Sunrunner Apartments          8,038        4,992     5-30 yrs    S/L         1,208
Misty Woods Apartments        8,675        5,210     5-30 yrs    S/L         1,104
                            $89,756      $51,636                           $13,532

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                              Principal                                         Principal
                             Balance At                                          Balance
                            December 31,    Interest    Period     Maturity      Due At
         Property               2003          Rate     Amortized     Date     Maturity (1)
                           (in thousands)                                    (in thousands)

Wood Lake Apartments           $ 7,402       4.41%      25 yrs     07/01/13      $ 4,592
Greenspoint Apartments           8,181       8.33%      30 yrs     05/15/05        7,988
Sandspoint Apartments            9,086       8.33%      30 yrs     05/15/05        8,874
Vinings Peak Apartments          8,359       4.41%      25 yrs     07/01/13        5,186
Plantation Crossing
  Apartments                     4,421       4.41%      25 yrs     07/01/13        2,743
Sunrunner Apartments             4,391       7.06%      20 yrs     09/01/21           --
Misty Woods Apartments           4,958       7.88%      30 yrs     01/01/06        4,777
                               $46,798                                           $34,160

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven-month extension of the terms of the first mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loan. Pursuant to the agreement, the stated interest rate for the extension was 6.5% from the previous maturity date. This mortgage indebtedness was paid off during the year ended December 31, 2003 with the net sales proceeds of McMillan Place Apartments (see "Item 7. Financial Statements - Note E").

The mortgage encumbering McMillan Place Apartments required an annual cash flow payment based on a calculation of excess cash generated by the property. During the year ended December 31, 2003, the Partnership paid excess cash flow of approximately $839,000 to the mortgage lender. This amount was applied against the outstanding principal balance of the mortgage.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Vinings Peak Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,785,000 with a new mortgage of $8,470,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $53,000 are due on the first day of each month. A balloon payment of approximately $5,186,000 is due in July 2013. At the closing, a repair escrow of $334,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $249,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $96,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Wood Lake Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $6,703,000 with a new mortgage of $7,500,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $47,000 are due on the first day of each month. A balloon payment of approximately $4,592,000 is due in July 2013. At the closing, a repair escrow of $295,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $231,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $868,000.

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

Rental Rate and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property:

                                            Average Annual              Average
                                             Rental Rates              Occupancy
                                              (per unit)
Property                                  2003          2002         2003      2002
Wood Lake Apartments (1)                 $ 8,925       $ 9,723       91%        87%
Greenspoint Apartments (2)                 6,215         8,213       85%        90%
Sandspoint Apartments (2)                  6,850         7,134       82%        87%
Vinings Peak Apartments (1)                8,392         9,165       91%        87%
Plantation Crossing Apartments (1)         8,082         8,601       94%        88%
Sunrunner Apartments                       7,301         7,197       92%        94%
Misty Woods Apartments (3)                 6,754         6,885       91%        88%

(1) The Managing General Partner attributes the increase in occupancy at these properties to increased marketing efforts by property management in the local markets.

(2) The Managing General Partner attributes the decrease in occupancy at these properties to a slow economy, job layoffs and higher unemployment, and increased home purchases due to favorable interest rates.

(3) The Managing General Partner attributes the increase in occupancy at Misty Woods Apartments to decreased rental rates at the property.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                                 2003            2003
                                                Billing          Rate
                                            (in thousands)
Wood Lake Apartments                             $148            2.99%
Greenspoint Apartments                            152            1.21%
Sandspoint Apartments                             204            1.32%
Vinings Peak Apartments                           173            2.99%
Plantation Crossing Apartments                    100            3.00%
Sunrunner Apartments                              160            2.47%
Misty Woods Apartments                            103            1.16%

Capital Improvements

Wood Lake Apartments

During the year ended December 31, 2003, the Partnership completed approximately $173,000 of capital improvements at the property consisting primarily of roof and structural upgrades, parking lot resurfacing, air conditioning units, major landscaping, and appliance, wall covering, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $121,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Greenspoint Apartments

During the year ended December 31, 2003, the Partnership completed approximately $211,000 of capital improvements at the property consisting primarily of roof upgrades, and air conditioning, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $185,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sandspoint Apartments

During the year ended December 31, 2003, the Partnership completed approximately $374,000 of capital improvements at the property consisting primarily of major landscaping, exterior painting, plumbing enhancements, structural upgrades, roof replacements, and floor covering, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $238,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Vinings Peak Apartments

During the year ended December 31, 2003, the Partnership completed approximately $209,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements, air conditioning upgrades, and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $154,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the year ended December 31, 2003, the Partnership completed approximately $149,000 of capital improvements at the property consisting primarily of plumbing fixture upgrades, exterior painting, structural upgrades, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $99,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Sunrunner Apartments

During the year ended December 31, 2003, the Partnership completed approximately $72,000 of capital improvements at the property consisting primarily of floor covering replacements, air conditioning upgrades, and structural enhancements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $110,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Misty Woods Apartments

During the year ended December 31, 2003, the Partnership completed approximately $76,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements and fire safety upgrades. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $125,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

McMillan Place Apartments

During the year ended December 31, 2003, the Partnership completed approximately $122,000 of capital improvements at the property consisting primarily of HVAC improvements and floor covering and water heater replacements. These improvements were funded from operating cash flow. McMillan Place Apartments was sold in August 2003.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

On September 3, 2003, the Partnership began soliciting the consent of its limited partners to an amendment (the "Amendment") to the Amended and Restated Agreement of Limited Partnership of the Partnership to extend the term of the Partnership from December 31, 2007 to December 31, 2024. The consent of limited partners who own more than 50% of all outstanding limited partnership units in the Partnership ("units") was required to approve the Amendment.

At midnight, New York City time, on September 22, 2003, the consent solicitation expired pursuant to its terms. Limited partners owning more than 50% of all outstanding limited partnership units in the Partnership consented to the Amendment.

On September 29, 2003, the general partner of the Partnership executed the Amendment as the general partner and on behalf of the limited partners, and has made the requisite filings with the Secretary of the State of California.

                                     PART II

 Item 5. Market for the Partnership's Common Equity and Related Security Holder
                                     Matters

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units aggregating $89,292,000. The Partnership had 89,292 units outstanding held by 3,706 limited partners of record at December 31, 2003. Affiliates of the Managing General Partner owned 53,593 units or 60.02% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details)(in thousands, except per unit data):

                                         Per Limited                      Per Limited
                        Year Ended       Partnership      Year Ended      Partnership
                    December 31, 2003       Unit       December 31, 2002      Unit

Operations                 $ --             $ --            $1,861           $18.38
Sale (1)                   2,324            25.51               --               --
                          $2,324           $25.51           $1,861           $18.38

(1) Proceeds from the sale of McMillan Place Apartments in August 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,593 limited partnership Units (the "Units") in the Partnership representing 60.02% of the outstanding units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.02% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (formerly known as Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2003 was approximately $5,694,000 compared to net income of approximately $853,000 for the corresponding period in 2002. The increase in net income for the year ended December 31, 2003 is due to the gain on the sale of McMillan Place Apartments and an increase in income from discontinued operations.

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

In August 2003, the Partnership sold McMillan Place Apartments to an unrelated third party, for net proceeds of approximately $13,249,000 after payment of closing costs. The Partnership used approximately $9,128,000 of the net proceeds to repay the mortgage encumbering the property and to pay approximately $210,000 in contingent interest due to the lender. Contingent interest was required to be paid upon the sale of the property equal to 50% of the increase in the appreciated fair market value of the property above the stipulated amount of $12,860,000. The Partnership had previously accrued approximately $920,000 for this contingent interest. The over accrued contingent interest was reversed against interest expense during the year ended December 31, 2003 and is included in income (loss) from discontinued operations. The Partnership realized a gain of approximately $6,013,000 as a result of the sale. The property's operations are shown as income (loss) from discontinued operations and include revenues of approximately $1,594,000 and $2,711,000 for the years ended December 31, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of unamortized loan costs being written off. This amount is included in income (loss) from discontinued operations.

Excluding the discontinued operations and gain on sale, the Partnership's loss from continuing operations for the year ended December 31, 2003 was approximately $775,000 compared to income from continuing operations of approximately $998,000 for the corresponding period in 2002. The increase in loss from continuing operations for the year ended December 31, 2003 is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for the year ended December 31, 2003 due to decreases in rental income and casualty gains partially offset by an increase in other income. Rental income decreased due to decreases in average rental rates at six of the properties and average occupancy at three of the properties and an increase in rental concessions at five of the properties. This was partially offset by an increase in occupancy at four of the properties. Other income increased due to increases in late charges and lease cancellation fees at all of the Partnership's properties.

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $369,000 of fixed assets and approximately $222,000 of accumulated depreciation were written off resulting in a net write off of approximately $147,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002 and recognized a casualty gain of approximately $314,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the year ended December 31, 2003, the Partnership received additional proceeds of approximately $171,000 which were recognized as a casualty gain as the damaged assets had been fully written off in 2002.

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

Total expenses increased for the year ended December 31, 2003 due to increases in operating and depreciation expenses partially offset by a decrease in interest expense. Operating expenses increased due to increased advertising, property, and maintenance expenses. Advertising expense increased due to
increases  in  periodical   advertising   and  referral  fees  at  most  of  the
Partnership's properties. Property expenses increased due to increases in payroll and related benefits at most of the Partnership's properties. Maintenance expense increased due to an increase in contract labor and repairs at most of the Partnership's properties. Depreciation expense increased due to fixed assets placed into service during the past twelve months, primarily at Greenspoint and Sandspoint Apartments. Interest expense decreased due to the refinancing of the mortgages encumbering three of the Partnership's properties, which resulted in lower interest rates (see "Liquidity and Capital Resources" for further details).

Included in general and administrative expenses for the years ended December 31, 2003 and 2002 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $1,250,000 compared to approximately $2,025,000 at December 31, 2002. For the year ended December 31, 2003, cash and cash equivalents decreased approximately $775,000. The decrease in cash and cash equivalents is due to approximately $14,567,000 of cash used in financing activities partially offset by approximately $11,265,000 of cash provided by investing activities and approximately $2,527,000 of cash provided by operating activities. Net cash used in financing activities consisted of the repayment of the advance from an affiliate of the Managing General Partner, distributions to partners, the repayment of the mortgages encumbering Plantation Crossing, Vinings Peak, Wood Lake and McMillan Place Apartments, loan costs associated with the refinancings of Plantation Crossing, Vinings Peak and Wood Lake Apartments, and scheduled principal payments on the mortgages encumbering the Partnership's investment properties, partially offset by the refinancing proceeds received for Plantation Crossing, Vinings Peak, and Wood Lake Apartments and advances received from an affiliate of the Managing General Partner. Net cash provided by investing activities consisted of the proceeds from the sale of McMillan Place Apartments and insurance proceeds received partially offset by net deposits to restricted escrows maintained by the mortgage lenders and property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $1,032,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loans. Pursuant to the agreement, the stated interest rate is 6.5% from the previous maturity date. This indebtedness was paid off during the year ended December 31, 2003 with the net sales proceeds of McMillan Place Apartments, as previously discussed.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. Interest expense for this loan was approximately $66,000 during the year ended December 31, 2003. The advance and accrued interest were paid in full during the year ended December 31, 2003 with the sales proceeds of McMillan Place Apartments (see Note E). No advances were received in 2002.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Vinings Peak Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,785,000 with a new mortgage of $8,470,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $53,000 are due on the first day of each month. A balloon payment of approximately $5,186,000 is due in July 2013. At the closing, a repair escrow of $334,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $249,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $96,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Wood Lake Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $6,703,000 with a new mortgage of $7,500,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $47,000 are due on the first day of each month. A balloon payment of approximately $4,592,000 is due in July 2013. At the closing, a repair escrow of $295,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $231,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $868,000.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Sunrunner Apartments of approximately $4,391,000 matures in September 2021, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Greenspoint and Sandspoint
Apartments of approximately $17,267,000 matures in May 2005 at which time balloon payments of approximately $16,862,000 are required. The mortgage indebtedness encumbering Misty Woods Apartments of approximately $4,958,000 matures in January 2006 at which time a balloon payment of approximately
$4,777,000  is required.  The mortgage  indebtedness  encumbering  Vinings Peak,
Plantation Crossing and Woods Lake Apartments of approximately $20,182,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

Pursuant to the Partnership Agreement, the term of the Partnership was scheduled to expire on December 31, 2007. In connection with the refinancing of the mortgages encumbering three of the investment properties (see "Note B - Mortgage Notes Payable"), the lender required that the Partnership extend the term of the Partnership beyond the maturity date of the new loans, which is July 1, 2013. In this regard, on September 3, 2003 the Partnership sent the limited partners a consent solicitation seeking their consent to extend the term of the Partnership to December 31, 2024. The consent of a majority in interest of the limited partners was required to extend the term of the Partnership. The solicitation expired on September 22, 2003 and the Partnership received the consent of a majority of the limited partners to extend the term of the Partnership. Therefore, the term of the Partnership is scheduled to expire on December 31, 2024.

During the years ended December 31, 2003 and 2002, the Partnership distributed the following amounts (in thousands, except per unit data):

                                         Per Limited                      Per Limited
                        Year Ended       Partnership      Year Ended      Partnership
                    December 31, 2003       Unit       December 31, 2002      Unit

Operations                 $ --             $ --            $1,861           $18.38
Sale (1)                   2,324            25.51               --               --
                          $2,324           $25.51           $1,861           $18.38

(1) Proceeds from the sale of McMillan Place Apartments in August 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,593 limited partnership units (the "Units") in the Partnership representing 60.02% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.02% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (formerly known as Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements


CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

     Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XIX


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX as of December 31, 2003, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 1,250
   Receivables and deposits                                                       226
   Restricted escrows                                                             822
   Other assets                                                                 1,258
   Investment properties (Notes B, E and F):
     Land                                                     $ 9,200
     Buildings and related personal property                    80,556
                                                                89,756
     Less accumulated depreciation                             (51,636)        38,120
                                                                             $ 41,676

Liabilities and Partners' (Deficiency) Capital

Liabilities
   Accounts payable                                                           $ 303
   Tenant security deposit payable                                                320
   Accrued property taxes                                                         178
   Due to former affiliate                                                        376
   Other liabilities                                                              502
   Mortgage notes payable (Note B)                                             46,798

Partners' (Deficiency) Capital
   General partner                                            $ (9,802)
   Limited partners (89,292 units issued and
     and outstanding)                                            3,001         (6,801)
                                                                             $ 41,676

           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                             2003             2002
Revenues:                                                                  (Restated)
  Rental income                                            $11,631          $12,609
  Other income                                               1,323            1,135
  Casualty gains (Note G)                                      171              568
      Total revenues                                        13,125           14,312

Expenses:
  Operating                                                  5,841            4,893
  General and administrative                                   465              485
  Depreciation                                               3,170            3,117
  Interest                                                   3,390            3,767
  Property taxes                                             1,034            1,052
      Total expenses                                        13,900           13,314

(Loss) income from continuing operations                      (775)             998
Income (loss) from discontinued operations                     456             (145)
Gain on sale of discontinued operations                      6,013               --
Net income (Note C)                                        $ 5,694           $ 853

Net income allocated to general partner                      $ 82            $ 100
Net income allocated to limited partners                     5,612              753
                                                           $ 5,694           $ 853
Per limited partnership unit:
  (Loss) income from continuing operations                 $ (7.66)          $ 9.86
  Income (loss) from discontinued operations                  4.50            (1.43)
  Gain on sale of discontinued operations                    66.00               --
                                                           $ 62.84           $ 8.43

Distributions per limited partnership unit                 $ 25.51          $ 18.38


           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                      (in thousands, except per unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units      Partner's   Partners'     Total

Original capital contributions            89,292        $ --     $ 89,292     $ 89,292

Partners' (deficiency) capital at
  December 31, 2001                       89,292       (9,718)        555       (9,163)

Distribution paid to partners                 --         (220)     (1,641)      (1,861)

Net income for the year ended
  December 31, 2002                           --          100         753          853

Partners' deficit at
  December 31, 2002                       89,292       (9,838)       (333)     (10,171)

Distribution paid to partners                 --          (46)     (2,278)      (2,324)

Net income for the year ended
  December 31, 2003                           --           82       5,612        5,694

Partners' (deficiency) capital at
  December 31, 2003                       89,292      $(9,802)    $ 3,001     $ (6,801)


           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended
                                                                      December 31,
                                                                    2003         2002
Cash flows from operating activities:
  Net income                                                      $ 5,694       $ 853
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    3,495       3,592
     Amortization of loan costs and discount                           141          90
     Gain on sale of investment property                            (6,013)         --
     Loss on early extinguishment of debt                                5          --
     Contingent interest on mortgage note encumbering
      McMillan Place                                                    --         420
     Casualty gain                                                    (171)       (568)
     Change in accounts:
      Receivables and deposits                                       1,038        (265)
      Other assets                                                    (278)        (20)
      Accounts payable                                                 (91)         86
      Tenant security deposits payable                                  34         (14)
      Accrued property taxes                                          (598)        148
      Due to former affiliate                                           12          94
      Other liabilities                                               (741)       (283)
         Net cash provided by operating activities                   2,527       4,133

Cash flows from investing activities:
  Property improvements and replacements                            (1,378)     (1,836)
  Net proceeds from sale of discontinued operations                 13,249          --
  Net insurance proceeds received                                      171         833
  Net (deposits to) withdrawals from restricted escrows               (777)        124
         Net cash provided by (used in) investing activities        11,265        (879)

Cash flows from financing activities:
  Payment on mortgage notes payable                                 (1,782)     (1,013)
  Repayment of mortgage notes payable                              (30,258)         --
  Proceeds from mortgage notes payable                              20,450          --
  Distributions to partners                                         (2,324)     (1,861)
  Advances received from affiliate                                   2,101          --
  Repayment of advances from affiliate                              (2,101)         --
  Loan costs paid                                                     (653)         --
         Net cash used in financing activities                     (14,567)     (2,874)

Net (decrease) increase in cash and cash equivalents                  (775)        380
Cash and cash equivalents at beginning of the year                   2,025       1,645
Cash and cash equivalents at end of the year                      $ 1,250      $ 2,025

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 3,724      $ 4,309


           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

Note A - Organization and Significant Accounting Policies

Organization

Century Properties Fund XIX (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes. As of December 31, 2003, the Partnership operated seven residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC.

Pursuant to the Partnership Agreement, the term of the Partnership was scheduled to expire on December 31, 2007. In connection with the refinancing of the mortgages encumbering three of the investment properties (see "Note B - Mortgage Notes Payable"), the lender required that the Partnership extend the term of the Partnership beyond the maturity date of the new loans, which is July 1, 2013. In this regard, on September 3, 2003 the Partnership sent the limited partners a consent solicitation seeking their consent to extend the term of the Partnership to December 31, 2024. The consent of a majority in interest of the limited partners was required to extend the term of the Partnership. The solicitation expired on September 22, 2003 and the Partnership received the consent of a majority of the limited partners to extend the term of the Partnership. Therefore, the term of the Partnership is scheduled to expire on December 31, 2024.

Basis of Presentation

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity based on the Partnership's incremental borrowing rate, approximates its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,183,000 at December 31, 2003 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows

      Reserve Account - As a condition of refinancing the debt of Misty Woods, the Partnership was required to establish a reserve account. The reserve account was established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the property. The balance at December 31, 2003, is approximately $48,000, which includes interest.

      Repair Reserve - At the time of the refinancing of the mortgages encumbering Vinings Peak, Wood Lake and Plantation Crossing Apartments in June 2003, the Partnership was required to establish a reserve to cover necessary repairs at the properties. As of December 31, 2003, the reserve balance was $774,000.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged his or her space and is current on rental payments.

Investment Properties

Investment properties consist of seven apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

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

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $395,000 and $232,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense as incurred.

Loan Costs

Loan costs of approximately $1,303,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized by the straight-line method over the life of the loans. At December 31, 2003, accumulated amortization is approximately $427,000. Amortization of loan costs is included in interest expense and income (loss) from discontinued operations. Amortization expense is expected to be approximately $121,000 in 2004, $104,000 in 2005, and $75,000 in 2006 through 2008.

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

Note B - Mortgage Notes Payable

                                 Principal     Monthly                             Principal
                                 Balance At    Payment      Stated                  Balance
                                December 31,  Including    Interest   Maturity      Due At
           Property                 2003       Interest      Rate       Date       Maturity
                                    (in thousands)                              (in thousands)
Wood Lake Apartments              $ 7,402        $ 47       4.41%     07/01/13      $ 4,592
Greenspoint Apartments              8,181          68       8.33%     05/15/05        7,988
Sandspoint Apartments               9,086          76       8.33%     05/15/05        8,874
Vinings Peak Apartments             8,359          53       4.41%     07/01/13        5,186
Plantation Crossing
  Apartments                        4,421          28       4.41%     07/01/13        2,743
Sunrunner Apartments                4,391          36       7.06%     09/01/21           --
Misty Woods Apartments              4,958          40       7.88%     01/01/06        4,777
                                  $46,798        $348                               $34,160

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven-month extension of the terms of the first mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loan. Pursuant to the agreement, the stated interest rate for the extension was 6.5% from the previous maturity date. This mortgage indebtedness was paid off during the year ended December 31, 2003 with the net sales proceeds of McMillan Place Apartments (see "Note E").

The mortgage encumbering McMillan Place Apartments required an annual cash flow payment based on a calculation of excess cash generated by the property. During the year ended December 31, 2003, the Partnership paid excess cash flow of approximately $839,000 to the mortgage lender. This amount was applied against the outstanding principal balance of the mortgage.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Vinings Peak Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,785,000 with a new mortgage of $8,470,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $53,000 are due on the first day of each month. A balloon payment of approximately $5,186,000 is due in July 2013. At the closing, a repair escrow of $334,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $249,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $96,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Wood Lake Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $6,703,000 with a new mortgage of $7,500,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $47,000 are due on the first day of each month. A balloon payment of approximately $4,592,000 is due in July 2013. At the closing, a repair escrow of $295,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $231,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $868,000.

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

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003, are as follows (in thousands):

                               2004             $ 1,167
                               2005              17,905
                               2006               5,650
                               2007                 917
                               2008                 962
                            Thereafter           20,197
                                                $46,798

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income for the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                                           2003         2002
Net income as reported                                    $ 5,694      $ 853
Add (deduct):
   Depreciation differences                                 1,796       1,011
   Gain on sale of investment property                      3,686          --
   Interest expense                                        (1,014)         --
   Unearned income                                            (97)        (51)
   Other                                                     (181)       (171)
Federal taxable income                                    $ 9,884     $ 1,642
Federal taxable income per limited partnership unit       $ 96.96     $ 16.22

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  2003

Net liabilities as reported                     $ (6,801)
Land and buildings                                (5,160)
Accumulated depreciation                         (19,428)
Deferred Sales Commission                          7,947
Syndication and distribution costs                 4,451
Unearned income                                      158
Other                                                206

Net liabilities - Federal tax basis             $(18,627)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $719,000 and $834,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $189,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fees were earned during the year ended December 31, 2003 as there were no distributions from operations. Approximately $186,000 in Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 2002.

In connection with the refinancings of Vinings Peak, Wood Lake, and Plantation Crossing Apartments on June 25, 2003, the Partnership paid the Managing General Partner a fee of approximately $205,000 pursuant to the Partnership Agreement. This fee was capitalized and included in other assets on the accompanying consolidated balance sheet and is being amortized over the life of the loans.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. Interest expense for this loan was approximately $66,000 during the year ended December 31, 2003. The advance and accrued interest were paid in full during the year ended December 31, 2003 with the sales proceeds of McMillan Place Apartments (see Note E). No advances were received in 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership paid AIMCO and its affiliates approximately $217,000 and $263,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,593 limited partnership units (the "Units") in the Partnership representing 60.02% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.02% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (formerly known as Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Sale of Investment Property

In August 2003, the Partnership sold McMillan Place Apartments to an unrelated third party, for net proceeds of approximately $13,249,000 after payment of closing costs. The Partnership used approximately $9,128,000 of the net proceeds to repay the mortgage encumbering the property and to pay approximately $210,000 in contingent interest due to the lender. Contingent interest was required to be paid upon the sale of the property equal to 50% of the increase in the appreciated fair market value of the property above the stipulated amount of $12,860,000. The Partnership had previously accrued approximately $920,000 for this contingent interest. The over accrued contingent interest was reversed against interest expense during the year ended December 31, 2003 and is included in income (loss) from discontinued operations. The Partnership realized a gain of approximately $6,013,000 as a result of the sale. The property's operations are shown as income (loss) from discontinued operations and include revenues of approximately $1,594,000 and $2,711,000 for the years ended December 31, 2003 and 2002, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of unamortized loan costs being written off. This amount is included in income (loss) from discontinued operations.

Note F - Real Estate and Accumulated Depreciation


                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)
                                                             Buildings       Net Cost
                                                            and Related     Capitalized
                                                             Personal      Subsequent to
        Description            Encumbrances       Land       Property       Acquisition
                              (in thousands)                              (in thousands)

Wood Lake Apartments             $ 7,402        $ 1,206       $10,980         $ 1,630
Greenspoint Apartments             8,181          2,165        11,199           1,755
Sandspoint Apartments              9,086          2,124        13,158           2,496
Vinings Peak Apartments            8,359          1,632        12,321           2,210
Plantation Crossing
  Apartments                       4,421          1,062         7,576           1,529
Sunrunner Apartments               4,391            634         6,485             919
Misty Woods Apartments             4,958            429         6,846           1,400
                                 $46,798        $ 9,252       $68,565         $11,939


                     Gross Amount At Which Carried
                         At December 31, 2003
                            (in thousands)

                              Buildings
                             And Related                           Year of
                              Personal                Accumulated  Construc-  Date   Depreciable
   Description       Land     Property      Total    Depreciation    tion   Acquired Life-Years
                                                     (in thousands)

Wood Lake Apartments $ 1,206     $12,610     $13,816      $ 8,478      1983    12/83    5-30 yrs
Greenspoint
  Apartments         2,140      12,979      15,119        8,248      1984     2/84    5-30 yrs
Sandspoint           2,147      15,631      17,778        9,530      1984     2/84    5-30 yrs
Apartments
Vinings Peak
  Apartments         1,632      14,531      16,163        9,215      1982     4/84    5-30 yrs
Plantation
Crossing
  Apartments         1,062       9,105      10,167        5,963      1980     6/84    5-30 yrs
Sunrunner              587       7,451       8,038        4,992      1981     7/84    5-30 yrs
Apartments
Misty Woods
  Apartments           426       8,249       8,675        5,210      1985     6/85    5-30 yrs
                   $ 9,200     $80,556     $89,756      $51,636


Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2003          2002
                                                   (in thousands)
Investment Properties
Balance at beginning of year                   $103,405      $102,501
  Property improvements                           1,378         1,511
  Disposal of assets                            (15,027)         (607)
Balance at end of year                         $ 89,756      $103,405

Accumulated Depreciation
Balance at beginning of year                   $ 55,970      $ 52,735
  Additions charged to expense                    3,495         3,592
  Disposal of assets                             (7,829)         (357)
Balance at end of year                         $ 51,636      $ 55,970

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $84,596,000 and $98,255,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2003 and 2002, is approximately $71,064,000 and $80,628,000, respectively.

Note G - Casualty Gain

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $369,000 of fixed assets and approximately $222,000 of accumulated depreciation were written off resulting in a net write off of approximately $147,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002 and recognized a casualty gain of approximately $314,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the year ended December 31, 2003, the Partnership received additional proceeds of approximately $171,000 which were recognized as a casualty gain as the damaged assets had been fully written off in 2002.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9.  Directors,  Officers,  Promoters and Control  Persons,  Compliance with
         Section 16(a) of the Exchange Act

Neither Century Properties Fund XIX (the "Partnership" or the "Registrant") nor Fox Partners II ("Fox"), the general partner of the Partnership, has any directors or officers. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), the managing general partner of Fox, manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Partnership as of December 31, 2003.

   Entity                                Number of Units   Percent of Total

   AIMCO IPLP, L.P.                         25,229.00           28.25%
     (an affiliate of AIMCO)
   Fox Capital Management Corporation          100.00            0.11%
     (an affiliate of AIMCO)
   IPLP Acquisition I, LLC                   4,892.00            5.48%
     (an affiliate of AIMCO)
   AIMCO Properties, L.P.                   23,372.00           26.18%
     (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.), Fox Capital Management Corporation and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

As a result of its ownership of 53,593 limited partnership units, AIMCO, through its affiliates, could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $719,000 and $834,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $189,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fees were earned during the year ended December 31, 2003 as there were no distributions from operations. Approximately $186,000 in Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 2002.

In connection with the refinancings of Vinings Peak, Wood Lake, and Plantation Crossing Apartments on June 25, 2003, the Partnership paid the Managing General Partner a fee of approximately $205,000 pursuant to the Partnership Agreement. This fee was capitalized and included in other assets on the accompanying consolidated balance sheet and is being amortized over the life of the loans.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. Interest expense for this loan was approximately $66,000 during the year ended December 31, 2003. The advance and accrued interest were paid in full during the year ended December 31, 2003 with the sales proceeds of McMillan Place Apartments. No advances were received in 2002.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership paid AIMCO and its affiliates approximately $217,000 and $263,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,593 limited partnership units (the "Units") in the Partnership representing 60.02% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.02% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (formerly known as Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

(a)         Exhibits:

            See Exhibit Index attached.

(b)         Reports on Form 8-K filed in the fourth quarter of calendar year
            2003:

            Current Report on Form 8-K dated September 29, 2003 and filed on October 3, 2003 disclosing the Amendment to the Amended and Restated Limited Partnership Agreement.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $77,000 and $70,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $31,000 and $33,000, respectively.

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


                                    CENTURY PROPERTIES FUND XIX


                                    By:   FOX PARTNERS II,
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

       3.5        Amendment to the Amended and Restated   Limited   Partnership
                  Agreement, dated September 29, 2003.

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

      10.13 Multifamily Note for $4,480,000 dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc.

      10.14 Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc.

      10.15 Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc.

      10.16 Multifamily Note for $8,470,000 dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc.

      10.17 Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc.

      10.18 Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc.

      10.19 Multifamily Note for $7,500,000 dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc.

      10.20 Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc.

      10.21 Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc.

      10.22 Purchase and Sale Contract between Registrant and Suncase Corporation, dated June 11, 2003.

      10.23 First Amendment to the Purchase and Sale Contract between Registrant and Suncase Corporation, dated July 10, 2003.

      10.24 Second Amendment to the Purchase and Sale Contract between Registrant and Suncase Corporation, dated August 13, 2003.

      10.25 Assignment Agreement between Suncase Corporate and McMillan Development Associates, LP dated August 25, 2003.

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior   Vice   President   of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XIX (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.