Form 10QSB
period 2004-03-31
CENTURY PROPERTIES FUND XIX
filed 2004-05-13
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                 $ 462
   Receivables and deposits                                                     281
   Restricted escrows                                                           839
   Other assets                                                               1,459
   Investment properties:
      Land                                                   $ 9,200
      Buildings and related personal property                  80,833
                                                               90,033
      Less accumulated depreciation                           (52,446)       37,587
                                                                           $ 40,628
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 437
   Tenant security deposits payable                                             307
   Accrued property taxes                                                       452
   Other liabilities                                                            519
   Mortgage notes payable                                                    46,510

Partners' (Deficiency) Capital
   General partner                                           $ (9,897)
   Limited partners (89,292 units issued and
      outstanding)                                              2,300        (7,597)
                                                                           $ 40,628



        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                           Three Months Ended
                                                                March 31,
                                                        2004               2003
                                                                        (Restated)
Revenues:
  Rental income                                        $ 2,773           $ 2,877
  Other income                                             373               277
      Total revenues                                     3,146             3,154

Expenses:
  Operating                                              1,372             1,446
  General and administrative                               109               119
  Depreciation                                             810               791
  Interest                                                 778               906
  Property tax                                             273               268
      Total expenses                                     3,342             3,530

Loss from continuing operations                           (196)             (376)
Loss from discontinued operations (Note A)                  --              (118)

Net loss                                               $ (196)            $ (494)

Net loss allocated to general partner                   $ (24)            $ (58)
Net loss allocated to limited partners                    (172)             (436)

                                                       $ (196)            $ (494)
Per limited partnership unit:
  Loss from continuing operations                      $ (1.93)          $ (3.71)
  Loss from discontinued operations                         --             (1.17)

Net loss per limited partnership unit                  $ (1.93)          $ (4.88)

Distributions per limited partnership unit             $ 5.92              $ --

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

          CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total

Original capital contributions         89,292        $ --       $89,292       $89,292

Partners' (deficiency) capital
   at December 31, 2003               89,292       $(9,802)     $ 3,001       $(6,801)

Distributions to partners                 --           (71)        (529)         (600)

Net loss for the three months
   ended March 31, 2004                   --           (24)        (172)         (196)

Partners' (deficiency) capital
   at March 31, 2004                  89,292       $(9,897)     $ 2,300       $(7,597)


        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2004        2003
Cash flows from operating activities:
  Net loss                                                       $ (196)     $ (494)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation                                                  810          913
      Amortization of loan costs                                     22           20
      Change in accounts:
       Receivables and deposits                                     (55)         569
       Other assets                                                (223)        (148)
       Accounts payable                                              74         (167)
       Tenant security deposits payable                             (13)          28
       Accrued property taxes                                       274         (241)
       Other liabilities                                              2          297
       Due to affiliates                                             15           --
       Due to former affiliate                                     (376)          --
         Net cash provided by operating activities                  334          777

Cash flows from investing activities:
  Property improvements and replacements                           (217)        (308)
  Net deposits to restricted escrows                                (17)          --
         Net cash used in investing activities                     (234)        (308)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (288)        (242)
  Advances from affiliates                                           --        2,101
  Payoff of mortgage note payable                                    --       (2,101)
  Distributions to partners                                        (600)          --
         Net cash used in financing activities                     (888)        (242)

Net (decrease) increase in cash and cash equivalents               (788)         227
Cash and cash equivalents at beginning of period                  1,250        2,025
Cash and cash equivalents at end of period                       $ 462       $ 2,252

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 756       $ 1,133

Supplemental disclosure of non-cash information:
  Fixed assets in accounts payable                                $ 60        $ --

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of McMillan Place Apartments as loss from discontinued operations due to its sale in August 2003.

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

During the three months ended March 31, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $158,000 and $188,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $45,000 and $50,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the three months ended March 31, 2004, approximately $60,000 was paid to the Managing General Partner and is included in distributions to the Managing General Partner. No fee was earned during the three months ended March 31, 2003 because there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement.
Interest on the credit line is charged at the prime rate plus 2% and was approximately $2,000 for the three months ended March 31, 2003. This advance and related accrued interest were paid in full during the year ended December 31, 2003 from the proceeds of the sale of McMillan Place Apartments. No such advances were received in 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $121,000. The Partnership was charged approximately $217,000 for 2003.

Note C - Extension of Mortgage Note Payable

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loan. Pursuant to the agreement, the stated interest rate was 6.5% from the previous maturity date and the loan was scheduled to mature on September 30, 2003. McMillan Place Apartments was sold in August 2003 and the first mortgage loan was repaid at that time.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.
Note D - Contingencies (continued)

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Sunrunner Apartments (1)                      87%        93%
         St. Petersburg, Florida
      Misty Woods Apartments                        89%        89%
         Charlotte, North Carolina
      Vinings Peak Apartments                       86%        86%
         Atlanta, Georgia
      Plantation Crossing (2)                       88%        93%
         Atlanta, Georgia
      Wood Lake Apartments                          90%        90%
         Atlanta, Georgia
      Greenspoint Apartments (2)                    86%        91%
         Phoenix, Arizona
      Sandspoint Apartments (3)                     90%        78%
         Phoenix, Arizona

   (1) The Managing General Partner attributes the decrease in occupancy at Sunrunner Apartments to increased competition from new and recently renovated properties in the local market.

   (2) The Managing General Partner attributes the decrease in occupancy at Plantation Crossing and Greenspoint Apartments to increased credit standards for prospective tenants.

   (3) The Managing General Partner attributes the increase in occupancy at Sandspoint Apartments to increased marketing efforts by local management.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership realized a net loss of approximately $196,000 and $494,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in net loss for the three months ended March 31, 2004 is due to the decrease in the loss from discontinued operations and a decrease in total expenses, partially offset by a decrease in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statement of operations for the three months ended March 31, 2003 has been restated to reflect the operations of McMillan Place Apartments as loss from discontinued operations due to its sale in August 2003.

Excluding the loss from discontinued operations, the Partnership recognized a loss from continuing operations of approximately $196,000 and $376,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in net loss for the three months ended March 31, 2004 is due to a decrease in total expenses partially offset by a decrease in total revenues. Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreases in occupancy at Sunrunner, Plantation Crossing and Greenspoint Apartments, decreases in the average rental rate at Vinings Peak, Plantation Crossing, Wood Lake and Greenspoint Apartments and an increase in bad debt expense at Wood Lake and Sandspoint Apartments partially offset by an increase in occupancy at Sandspoint Apartments. Other income increased due to increases in utility reimbursements, cleaning and damage fees, and lease cancellation fees primarily at Wood Lake and Sandspoint Apartments.

Total expenses decreased for the three months ended March 31, 2004 due to decreases in operating and interest expenses. Operating expense decreased due to decreases in advertising and maintenance expenses, partially offset by an increase in property expenses. Advertising expense decreased due to decreases in periodicals at most of the investment properties and referral fees at Vinings Peak and Wood Lake Apartments. Maintenance expense decreased due to decreases in contract labor at six of the investment properties. Property expense increased due to increases in payroll and related expenses at most of the Partnership's investment properties. Interest expense decreased due to the refinancing in June 2003 of the mortgages encumbering three of the Partnership's properties, which resulted in lower interest rates.

Included in general and administrative expense at both March 31, 2004 and 2003 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $462,000 compared to approximately $2,252,000 at March 31, 2003. For the three months ended March 31, 2004, cash and cash equivalents decreased approximately $788,000 due to approximately $234,000 of cash used in investing activities and approximately $888,000 of cash used in financing activities partially offset by approximately $334,000 of cash provided by operating activities. Net cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows. Net cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners.

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

Sunrunner Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $17,000 of capital improvements at Sunrunner Apartments, consisting primarily of major landscaping and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $90,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Misty Woods Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $5,000 of capital improvements at Misty Woods Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $120,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Vinings Peak Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $24,000 of capital improvements at Vinings Peak Apartments, consisting primarily of appliance and floor covering replacements. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $116,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $33,000 of capital improvements at Plantation Crossing Apartments, consisting primarily of exterior painting and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $53,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Wood Lake Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $9,000 of capital improvements at Wood Lake Apartments, consisting primarily of floor and wall covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $105,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Greenspoint Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $13,000 of capital improvements at Greenspoint Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $161,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sandspoint Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $176,000 of capital improvements at Sands Point Apartments, consisting primarily of exterior painting, floor covering and appliance replacements, and roof replacements. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $21,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loan. Pursuant to the agreement, the stated interest rate was 6.5% from the previous maturity date and the loan was scheduled to mature on September 30, 2003. McMillan Place Apartments was sold in August 2003 and the first mortgage was repaid at that time.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Sunrunner Apartments of approximately $4,360,000 matures in September 2021, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Greenspoint and Sandspoint
Apartments of approximately $17,195,000 matures in May 2005 at which time balloon payments of approximately $16,862,000 are required. The mortgage indebtedness encumbering Misty Woods Apartments of approximately $4,937,000 matures in January 2006 at which time a balloon payment of approximately
$4,777,000  is required.  The mortgage  indebtedness  encumbering  Vinings Peak,
Plantation Crossing and Woods Lake Apartments of approximately $20,018,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The following table sets forth the distributions made by the Partnership for the three months March 31, 2004 and 2003 (in thousands, except per unit data):

                                         Per Limited                      Per Limited
                    Three Months Ended   Partnership  Three Months Ended  Partnership
                      March 31, 2004        Unit        March 31, 2003        Unit

Operations                $ 600             $5.92            $ --             $ --

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,672.66 limited partnership units (the "Units") in the Partnership representing 60.10% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.10% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (formerly known as Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.