Form 10QSB
period 2004-06-30
CENTURY PROPERTIES FUND XIX
filed 2004-08-13
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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



Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 392
   Receivables and deposits                                                     374
   Restricted escrows                                                           861
   Other assets                                                               1,375
   Investment properties:
      Land                                                   $ 9,200
      Buildings and related personal property                  81,273
                                                               90,473
      Less accumulated depreciation                           (53,267)       37,206
                                                                           $ 40,208
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 330
   Tenant security deposits payable                                             313
   Accrued property taxes                                                       548
   Due to affiliates (Note B)                                                   279
   Other liabilities                                                            473
   Mortgage notes payable                                                    46,218

Partners' (Deficiency) Capital
   General partner                                           $ (9,938)
   Limited partners (89,292 units issued and
      outstanding)                                              1,985        (7,953)
                                                                           $ 40,208

        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                              Three Months                Six Months
                                             Ended June 30,             Ended June 30,
                                           2004         2003          2004          2003
                                                     (Restated)                  (Restated)
Revenues:
  Rental income                          $ 2,778       $ 2,914       $ 5,551       $ 5,791
  Other income                               391           305           764           582
  Casualty gain (Note D)                      --           171            --           171
       Total revenues                      3,169         3,390         6,315         6,544

Expenses:
  Operating                                1,526         1,382         2,898         2,828
  General and administrative                 129           119           238           238
  Depreciation                               821           805         1,631         1,596
  Interest                                   781           891         1,559         1,797
  Property taxes                             268           270           541           538
       Total expenses                      3,525         3,467         6,867         6,997

Loss from continuing operations             (356)          (77)         (552)         (453)
Loss from discontinued operations
  (Note A)                                    --           (63)           --          (181)

Net loss                                  $ (356)      $ (140)       $ (552)       $ (634)

Net loss allocated to general
  partner                                 $ (42)        $ (16)        $ (65)        $ (74)
Net loss allocated to limited
  partners                                  (314)         (124)         (487)         (560)

                                          $ (356)      $ (140)       $ (552)       $ (634)

Per limited partnership unit:
  Loss from continuing operations        $ (3.52)      $ (0.76)      $ (5.45)      $ (4.47)
  Loss from discontinued operations           --         (0.63)           --         (1.80)

Net loss                                 $ (3.52)      $ (1.39)      $ (5.45)      $ (6.27)

Distribution per limited
  partnership unit                         $ --         $ --         $ 5.92         $ --


        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

          CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total

Original capital contributions         89,292        $ --       $89,292       $89,292

Partners' (deficiency) capital
   at December 31, 2003               89,292       $(9,802)     $ 3,001       $(6,801)

Distributions to partners                 --           (71)        (529)         (600)

Net loss for the six months
   ended June 30, 2004                    --           (65)        (487)         (552)

Partners' (deficiency) capital
   at June 30, 2004                   89,292       $(9,938)     $ 1,985       $(7,953)


        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                     2004        2003
Cash flows from operating activities:
  Net loss                                                         $ (552)     $ (634)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                   1,631        1,840
     Amortization of loan costs                                        52           84
     Casualty gain                                                     --         (171)
     Change in accounts:
      Receivables and deposits                                       (148)         284
      Other assets                                                   (169)        (897)
      Accounts payable                                                (66)        (206)
      Tenant security deposits payable                                 (7)          49
      Accrued property taxes                                          370          (59)
      Due to affiliates                                                38           43
      Due to former affiliate                                        (376)           2
      Other liabilities                                               (29)         170
         Net cash provided by operating activities                    744          505

Cash flows from investing activities:
  Property improvements and replacements                             (624)        (660)
  Net insurance proceeds received                                      --          171
  Net deposits to restricted escrows                                  (39)        (509)
         Net cash used in investing activities                       (663)        (998)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (580)      (1,271)
  Repayment of mortgage notes payable                                  --      (21,130)
  Proceeds from mortgage notes payable                                 --       20,450
  Distributions to partners                                          (600)          --
  Advances from affiliates                                            241        2,101
  Loan costs paid                                                      --         (434)
         Net cash used in financing activities                       (939)        (284)

Net decrease in cash and cash equivalents                            (858)        (777)
Cash and cash equivalents at beginning of period                    1,250        2,025
Cash and cash equivalents at end of period                         $ 392       $ 1,248

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 1,507      $ 2,183

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable        $ 93        $ --

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of McMillan Place Apartments as loss from discontinued operations due to its sale in August 2003.

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

During the six months ended June 30, 2004 and 2003, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $311,000 and $375,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $90,000 and $99,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses. At June 30, 2004, the Partnership owed approximately $35,000 for accountable administrative expenses which is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the six months ended June 30, 2004, approximately $60,000 was paid to the Managing General Partner and is included in distributions to the Managing General Partner. No fee was earned during the six months ended June 30, 2003 because there were no distributions from operations.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2004, an affiliate of the Managing General Partner exceeded this credit limit and advanced to the Partnership approximately $241,000. This advance was used to pay property taxes at two of the Partnership's properties, Greenspoint and Sands Point Apartments. During the six months ended June 30, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. This advance and related accrued interest were paid in full during the year ended December 31, 2003 from the proceeds of the sale of McMillan Place Apartments. Interest on the credit line is charged at the prime rate plus 2% and was approximately $2,000 and $33,000 for the six months ended June 30, 2004 and 2003, respectively. No payments were made on the advance during the six months ended June 30, 2004. At June 30, 2004, the Partnership owed approximately $244,000 of principal and interest which is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $121,000 and $217,000, respectively, for insurance coverage and fees associated with claims administration.

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

Note D - Casualty Gain

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $369,000 of fixed assets and approximately $222,000 of the accumulated depreciation were written off resulting in a net write off of approximately $147,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002 and recognized a casualty gain of approximately $314,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the six months ended June 30, 2003, the Partnership received additional proceeds of approximately $171,000 which were recognized as a casualty gain because the damaged assets had been written off in 2002.

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

Note F - Contingencies

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of seven apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Sunrunner Apartments (1)                      91%        94%
         St. Petersburg, Florida
      Misty Woods Apartments                        89%        89%
         Charlotte, North Carolina
      Vinings Peak Apartments                       89%        90%
         Atlanta, Georgia
      Plantation Crossing (2)                       89%        94%
         Atlanta, Georgia
      Wood Lake Apartments                          91%        91%
         Atlanta, Georgia
      Greenspoint Apartments (2)                    83%        88%
         Phoenix, Arizona
      Sandspoint Apartments (3)                     88%        78%
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

Results of Operations

The Partnership's net loss was approximately $356,000 and $552,000 for the three and six months ended June 30, 2004, respectively, compared to net loss of approximately $140,000 and $634,000 for the corresponding periods in 2003. The increase in net loss for the three months ended June 30, 2004 is due to a decrease in total revenues and an increase in total expenses partially offset by a decrease in loss from discontinued operations. The decrease in net loss for the six months ended June 30, 2004 is due to a decrease in total expenses and a decrease in loss from discontinued operations partially offset by a decrease in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and six months ended June 30, 2003 have been restated to reflect the operations of McMillan Place Apartments as loss from discontinued operations due to its sale in August 2003.

Excluding the discontinued operations, the Partnership realized a loss from continuing operations of approximately $356,000 and $552,000 for the three and six months ended June 30, 2004, respectively, compared to a loss from continuing operations of approximately $77,000 and $453,000 for the corresponding periods in 2003. The increase in loss from continuing operations for the three months ended June 30, 2004 is due to a decrease in total revenues and an increase in total expenses. The increase in loss from continuing operations for the six months ended June 30, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in total revenues for the three and six months ended June 30, 2004 is due to a decrease in rental income and due to the recognition of a casualty gain in 2003 partially offset by an increase in other income. Rental income decreased due to decreases in occupancy at four of the investment properties, decreases in the average rental rate at all of the Partnership's investment properties and increases in bad debt expense at Vinings Peak, Wood Lake and Sandspoint Apartments partially offset by an increase in occupancy at Sandspoint Apartments and decreases in bad debt expense at Misty Woods, Plantation Crossing and Greenspoint Apartments. Other income increased due to increases in utility reimbursements, cleaning and damage fees, and lease cancellation fees at most of the investment properties.

In May 2001, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages to ten units as a result of a fire. As a result of the damage, approximately $369,000 of fixed assets and approximately $222,000 of the accumulated depreciation were written off resulting in a net write off of approximately $147,000. The property received approximately $461,000 in proceeds from the insurance company to repair the damaged units during 2002 and recognized a casualty gain of approximately $314,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the six months ended June 30, 2003, the Partnership received additional proceeds of approximately $171,000 which were recognized as a casualty gain because the damaged assets had been written off in 2002.

Total expenses for the three months ended June 30, 2004 increased due to increases in operating and depreciation expenses partially offset by a decrease in interest expense. Total expenses for the six months ended June 30, 2004 decreased due to a decrease in interest expense partially offset by increases in operating and depreciation expenses. Operating expense increased for the three and six month periods due to increases in payroll and related benefits at most of the Partnership's investment properties. Depreciation expense increased due to assets placed in service, primarily at Plantation Crossing and Sandspoint Apartments. Interest expense decreased for the three and six month periods due to the refinancing of three of the Partnership's properties during 2003.

Included in general and administrative expense at both June 30, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $392,000 compared to approximately $1,248,000 at June 30, 2003. For the six months ended June 30, 2004, cash and cash equivalents decreased approximately $858,000 due to approximately $663,000 of cash used in investing activities and approximately $939,000 of cash used in financing activities partially offset by approximately $744,000 of cash provided by operating activities. Net cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows. Net cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners, partially offset by advances from an affiliate of the Managing General Partner.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Sunrunner Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $52,000 of capital improvements at Sunrunner Apartments, consisting primarily of major landscaping, furniture, parking lot resurfacing, structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $62,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Misty Woods Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $20,000 of capital improvements at Misty Woods Apartments, consisting primarily of floor covering replacements and an irrigation system. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $115,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Vinings Peak Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $68,000 of capital improvements at Vinings Peak Apartments, consisting primarily of structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $95,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $142,000 of capital improvements at Plantation Crossing Apartments, consisting primarily of exterior painting, swimming pool enhancements, fitness equipment, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Wood Lake Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $54,000 of capital improvements at Wood Lake Apartments, consisting primarily of floor and wall covering replacements, structural improvements and roof repairs. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $81,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Greenspoint Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $40,000 of capital improvements at Greenspoint Apartments, consisting primarily of floor covering, plumbing fixture and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $149,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sandspoint Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $341,000 of capital improvements at Sandspoint Apartments, consisting primarily of floor covering, appliance and roof replacements. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $156,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Sunrunner Apartments of approximately $4,328,000 matures in September 2021, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Greenspoint and Sandspoint
Apartments of approximately $17,121,000 matures in May 2005 at which time balloon payments of approximately $16,862,000 are required. The mortgage indebtedness encumbering Misty Woods Apartments of approximately $4,915,000 matures in January 2006 at which time a balloon payment of approximately
$4,777,000  is required.  The mortgage  indebtedness  encumbering  Vinings Peak,
Plantation Crossing and Woods Lake Apartments of approximately $19,854,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The following table sets forth the distributions made by the Partnership for the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                        Six Months       Per Limited      Six Months      Per Limited
                          Ended          Partnership         Ended        Partnership
                      June 30, 2004         Unit         June 30, 2003        Unit

Operations                $ 600            $ 5.92            $ --             $ --

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,711.66 limited partnership units (the "Units") in the Partnership representing 60.15% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (formerly known as Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    CENTURY PROPERTIES FUND XIX


                                    By:   FOX PARTNERS II
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XIX;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of   Fox    Capital
                                    Management  Corporation,  equivalent  of
                                    the  chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.