Form 10QSB
period 2004-09-30
CENTURY PROPERTIES FUND XIX
filed 2004-11-15
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2004


Assets
   Cash and cash equivalents                                                 $ 292
   Receivables and deposits                                                     348
   Restricted escrows                                                           880
   Other assets                                                               1,338
   Assets held for sale (Note A)                                              3,318
   Investment properties:
      Land                                                   $ 8,774
      Buildings and related personal property                  73,294
                                                               82,068
      Less accumulated depreciation                           (48,599)       33,469
                                                                           $ 39,645
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 170
   Tenant security deposits payable                                             246
   Accrued property taxes                                                       303
   Other liabilities                                                            486
   Due to affiliates (Note B)                                                   662
   Mortgage notes payable                                                    41,028
   Liabilities related to assets held for sale                                5,026

Partners' (Deficiency) Capital
   General partner                                           $ (9,977)
   Limited partners (89,292 units issued and
      outstanding)                                              1,701        (8,276)
                                                                           $ 39,645


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                            Three Months               Nine Months
                                        Ended September 30,        Ended September 30,
                                         2004         2003          2004          2003
                                                   (Restated)                  (Restated)

Revenues:
  Rental income                        $ 2,583       $ 2,590       $ 7,537      $ 7,778
  Other income                             366           366         1,094          904
  Casualty gain (Note E)                    --            --            --          171
       Total revenues                    2,949         2,956         8,631        8,853

Expenses:
  Operating                              1,490         1,323         4,089        3,846
  General and administrative                94           114           332          352
  Depreciation                             734           694         2,188        2,110
  Interest                                 678           709         2,034        2,299
  Property tax                             225           245           714          736
       Total expenses                    3,221         3,085         9,357        9,343

Loss from continuing operations           (272)         (129)         (726)        (490)
(Loss) income from discontinued
  operations (Note A)                      (51)          607          (149)         334
Gain on sale of discontinued
  operations (Note D)                       --         5,912            --        5,912
Net (loss) income                       $ (323)      $ 6,390       $ (875)      $ 5,756

Net (loss) income allocated to
  general partner                       $ (39)        $ 173        $ (104)        $ 99
Net (loss) income allocated to
  limited partners                        (284)        6,217          (771)       5,657
                                        $ (323)      $ 6,390       $ (875)      $ 5,756
Per limited partnership unit:
  Loss from continuing
    operations                         $ (2.68)      $ (1.27)      $ (7.16)     $ (4.84)
  (Loss) income from discontinued
    operations                           (0.50)         6.00         (1.47)        3.30
  Gain on sale of discontinued
    operations                              --         64.89            --        64.89
                                       $ (3.18)      $ 69.62       $ (8.63)     $ 63.35

Distributions per limited
  partnership unit                       $ --        $ 25.51       $ 5.92       $ 25.51

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

           CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total

Original capital contributions         89,292        $ --       $89,292      $ 89,292

Partners' (deficiency) capital
   at December 31, 2003               89,292       $(9,802)     $ 3,001      $ (6,801)

Distributions paid to partners            --           (71)        (529)         (600)

Net loss for the nine months
   ended September 30, 2004               --          (104)        (771)         (875)

Partners' (deficiency) capital
   at September 30, 2004              89,292       $(9,977)     $ 1,701      $ (8,276)

         See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                      2004      2003
Cash flows from operating activities:
  Net (loss) income                                                $ (875)     $ 5,756
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                    2,453       2,703
     Amortization of loan costs                                         81         122
     Gain on sale of investment property                                --      (5,912)
     Loss on early extinguishment of debt                               --           5
     Casualty gain                                                      --        (171)
     Change in accounts:
      Receivables and deposits                                        (122)        725
      Other assets                                                    (183)       (366)
      Accounts payable                                                (202)         28
      Tenant security deposits payable                                 (19)         17
      Accrued property taxes                                           203        (377)
      Due to affiliates                                                  6          --
      Due to former affiliate                                         (376)          5
      Other liabilities                                                (16)       (720)
         Net cash provided by operating activities                     950       1,815

Cash flows from investing activities:
  Property improvements and replacements                            (1,029)       (882)
  Net proceeds from sale of discontinued operations                     --      13,249
  Net insurance proceeds received                                       --         171
  Net deposits to restricted escrows                                   (58)       (772)
         Net cash (used in) provided by investing activities        (1,087)     11,766

Cash flows from financing activities:
  Payment on mortgage notes payable                                   (877)     (1,498)
  Repayment of mortgage notes payable                                   --     (30,258)
  Proceeds from mortgage notes payable                                  --      20,450
  Distributions to partners                                           (600)     (2,324)
  Advances received from affiliate                                     656       2,101
  Repayment of advances from affiliate                                  --      (2,101)
  Loan costs paid                                                       --        (653)
         Net cash used in financing activities                        (821)    (14,283)

Net decrease in cash and cash equivalents                             (958)       (702)
Cash and cash equivalents at beginning of period                     1,250       2,025
Cash and cash equivalents at end of period                         $ 292       $ 1,323

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,278      $ 3,049
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                         $ 69        $ --

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and nine months ended September 30, 2003 reflect the operations of McMillan Place Apartments as (loss) income from discontinued operations due to its sale in August 2003. In addition, the accompanying consolidated statements of operations have been restated as of January 1, 2003 to reflect the operations of Misty Woods Apartments as (loss) income from discontinued operations due to the intention of the Managing General Partner to sell the property within one year. Included in (loss) income from discontinued operations for the nine months ended September 30, 2004 and 2003, is approximately $959,000 and $995,000, respectively of revenue generated by the property. The assets and liabilities of Misty Woods Apartments are shown as held for sale on the accompanying consolidated balance sheet.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $471,000 and $556,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $135,000 and $144,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed.

During the nine months ended September 30, 2004, approximately $60,000 was paid to the Managing General Partner and is included in distributions to the Managing General Partner. No fee was earned during the nine months ended September 30, 2003 because there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $656,000. This advance was used to pay property taxes at five of the Partnership's properties. During the nine months ended September 30, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. This advance and related accrued interest were paid in full during the nine months ended September 30, 2003 from the proceeds of the sale of McMillan Place Apartments. Interest on the credit line is charged at the prime rate plus 2% and was approximately $6,000 and $66,000 for the nine months ended September 30, 2004 and 2003, respectively. No payments were made on the advance during the nine months ended September 30, 2004. At September 30, 2004, the Partnership owed approximately $662,000 of principal and interest which is shown as due to affiliates on the accompanying consolidated balance sheet.

In connection with the refinancings of Vinings Peak, Wood Lake, and Plantation Crossing Apartments on June 25, 2003, the Partnership paid the Managing General Partner a fee of approximately $205,000 pursuant to the Partnership Agreement. This fee was capitalized and included in other assets on the accompanying consolidated balance sheet and is being amortized over the life of the loans.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $198,000 and $217,000, respectively, for insurance coverage and fees associated with claims administration.

Note C - Extension of Mortgage Note Payable

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loan. Pursuant to the agreement, the stated interest rate was 6.5% from the previous maturity date. This mortgage indebtedness was paid off during the nine months ended September 30, 2003 with the net sales proceeds of McMillan Place Apartments (see "Note D" below).

The mortgage encumbering McMillan Place Apartments required an annual cash flow payment based on a calculation of excess cash generated by the property. During the nine months ended September 30, 2003, the Partnership paid excess cash flow of approximately $839,000 to the mortgage lender. This amount was applied against the outstanding principal balance of the mortgage.

Note D - Sale of Investment Property

In August 2003, the Partnership sold McMillan Place Apartments to a third party for net proceeds of approximately $13,249,000 after payment of closing costs. The Partnership used approximately $9,128,000 of the net proceeds to repay the mortgage encumbering the property and to pay approximately $210,000 in contingent interest due to the lender. Contingent interest was required to be paid upon the sale of the property equal to 50% of the increase in the appreciated fair market value of the property above the stipulated amount of $12,860,000. The Partnership had previously accrued approximately $920,000 for this contingent interest. The unused reserve was reversed against interest expense during the three months ended September 30, 2003 and is included in
(loss) income from discontinued operations. The Partnership realized a gain of approximately $5,912,000 as a result of the sale. The property's operations are shown as (loss) income from discontinued operations and include revenues of approximately $384,000 and $1,594,000 for the three and nine months ended September 30, 2003, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations.

Note E - Casualties

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

In September 2004, the Partnership's investment property located in Florida, Sunrunner Apartments, sustained damage from Hurricane Frances. At September 30, 2004, the damage is estimated to be approximately $40,000, which will not be covered by insurance proceeds. The Partnership recognized a loss of approximately $7,000 related to the write off of the damaged assets from this casualty, which is included in operating expenses. In addition, during the nine months ended September 30, 2004, the Partnership accrued approximately $17,000 for clean up costs related to the storm, which is also included in operating expenses.

Note F - Refinancing of Mortgage Notes Payable

On June 25, 2003 the Partnership refinanced the mortgage encumbering Vinings Peak Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,785,000 with a new mortgage of $8,470,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $53,000 are due on the first day of each month. A balloon payment of approximately $5,186,000 is due in July 2013. At the closing, a repair escrow of $334,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $249,000, which were capitalized and included in other assets, and interest, the Partnership received net proceeds of approximately $96,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Wood Lake Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $6,703,000 with a new mortgage of $7,500,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $47,000 are due on the first day of each month. A balloon payment of approximately $4,592,000 is due in July 2013. At the closing, a repair escrow of $295,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $231,000, which were capitalized and included in other assets, and interest, the Partnership received net proceeds of approximately $377,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Plantation Crossing Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $4,541,000 with a new mortgage of $4,480,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $28,000 are due on the first day of each month. A balloon payment of approximately $2,743,000 is due in July 2013. At the closing, a repair escrow of $145,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $173,000, which were capitalized and included in other assets, and interest, the Partnership had a shortfall of approximately $330,000 which was covered by the net proceeds received from the Wood Lake refinancing discussed above.

Note G - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001 a complaint, captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties, excluding one property held for sale, consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Sunrunner Apartments                          93%        93%
         St. Petersburg, Florida
      Vinings Peak Apartments                       91%        91%
         Atlanta, Georgia
      Plantation Crossing (1)                       91%        94%
         Atlanta, Georgia
      Wood Lake Apartments                          93%        91%
         Atlanta, Georgia
      Greenspoint Apartments (1)                    83%        86%
         Phoenix, Arizona
      Sandspoint Apartments (2)                     88%        79%
         Phoenix, Arizona

   (1) The Managing General Partner attributes the decrease in occupancy at Plantation Crossing and Greenspoint Apartments to increased credit standards for prospective tenants.

   (2) The Managing General Partner attributes the increase in occupancy at Sandspoint Apartments to increased marketing efforts by local management.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $323,000 and $875,000, respectively, compared to net income of approximately $6,390,000 and $5,756,000 for the corresponding periods in 2003. The decrease in net income for the three and nine months ended September 30, 2004 is due to a gain on the sale of one of the Partnership's properties in 2003 and due to a decrease in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 reflect the operations of McMillan Place Apartments as
(loss) income from discontinued operations due to its sale in August 2003. In addition, the accompanying consolidated statements of operations have been restated as of January 1, 2003 to reflect the operations of Misty Woods Apartments as (loss) income from discontinued operations due to the intention of the Managing General Partner to sell the property. The operations of Misty Woods Apartments, a loss of approximately $149,000 and $121,000 for the nine months ended September 30, 2004 and 2003, respectively, includes revenues of approximately $959,000 and $995,000, respectively.

In August 2003, the Partnership sold McMillan Place Apartments to a third party for net proceeds of approximately $13,249,000 after payment of closing costs. The Partnership used approximately $9,128,000 of the net proceeds to repay the mortgage encumbering the property and to pay approximately $210,000 in contingent interest due to the lender. Contingent interest was required to be paid upon the sale of the property equal to 50% of the increase in the appreciated fair market value of the property above the stipulated amount of $12,860,000. The Partnership had previously accrued approximately $920,000 for this contingent interest. The unused reserve was reversed against interest expense during the three months ended September 30, 2003 and is included in
(loss) income from discontinued operations. The Partnership realized a gain of approximately $5,912,000 as a result of the sale. The property's operations are shown as (loss) income from discontinued operations and include revenues of approximately $384,000 and $1,594,000 for the three and nine months ended September 30, 2003, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations.

Excluding the impact of the gain on sale and the (loss) income from discontinued operations, the Partnership's loss from continuing operations for the three and nine months ended September 30, 2004 was approximately $272,000 and $726,000, respectively, compared to loss from continuing operations of approximately $129,000 and $490,000 for the corresponding periods in 2003. The increase in loss from continuing operations for the three month period is due to an increase in total expenses. The increase in loss from continuing operations for the nine month period is due to a decrease in total revenues.

The decrease in total revenues for the nine months ended September 30, 2004 is due to a decrease in rental income and due to the recognition of a casualty gain in 2003 partially offset by an increase in other income. Rental income decreased due to decreases in occupancy at two of the investment properties, decreases in the average rental rate at all of the Partnership's investment properties and increases in bad debt expense at Vinings Peak, Wood Lake and Sandspoint Apartments partially offset by an increase in occupancy at Wood Lake and
Sandspoint Apartments and decreases in bad debt expense at Plantation Crossing and Greenspoint Apartments. Other income increased due to an increase in lease cancellation fees at three of the investment properties and an increase in utilities reimbursements at Sandspoint, Greenspoint, and Vinings Peak Apartments partially offset by a decrease in late charges at Plantation Crossing Apartments.

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

In September 2004, the Partnership's investment property located in Florida, Sunrunner Apartments, sustained damage from Hurricane Frances. At September 30, 2004, the damage is estimated to be approximately $40,000, which will not be covered by insurance proceeds. The Partnership recognized a loss of approximately $7,000 related to the write off of the damaged assets from this casualty, which is included in operating expenses. In addition, during the nine months ended September 30, 2004, the Partnership accrued approximately $17,000 for clean up costs related to the storm, which is also included in operating expenses.

Total expenses for the three months ended September 30, 2004 increased due to increases in operating and depreciation expenses partially offset by a decrease in interest expense. Total expenses for the nine months ended September 30, 2004 remained relatively constant due to increases in operating and depreciation expenses which were offset by a decrease in interest expense. Operating expense increased due to increases in advertising and property expenses partially offset by a decrease in maintenance expense. Advertising expense increased due to increases in referral fees and leasing promotions at Greenspoint Apartments. Property expense increased due to increases in payroll and related expenses at most of the Partnership's investment properties and an increase in employee unit expense at Sandspoint Apartments. Maintenance expense decreased due to a decrease in contract labor at most of the investment properties. Depreciation expense increased due to assets placed in service, primarily at Plantation Crossing and Sandspoint Apartments. Interest expense decreased for the three and nine month periods due to the refinancing of three of the Partnership's properties during 2003.

Included in general and administrative expense at both September 30, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $292,000 compared to approximately $1,323,000 at September 30, 2003. For the nine months ended September 30, 2004, cash and cash equivalents decreased approximately $958,000 due to approximately $1,087,000 of cash used in investing activities and approximately $821,000 of cash used in financing activities partially offset by approximately $950,000 of cash provided by operating activities. Net cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. Net cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties and distributions to partners, partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Sunrunner Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $79,000 of capital improvements at Sunrunner Apartments, consisting primarily of major landscaping, furniture, parking lot resurfacing, structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $49,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Misty Woods Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $96,000 of capital improvements at Misty Woods Apartments, consisting primarily of floor covering and cabinet replacements, fencing, retaining walls and an irrigation system. These improvements were funded from operating cash flow. The Managing General Partner intends to sell the property.

Vinings Peak Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $102,000 of capital improvements at Vinings Peak Apartments, consisting primarily of structural improvements and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $58,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $180,000 of capital improvements at Plantation Crossing Apartments, consisting primarily of exterior painting, swimming pool enhancements, fitness equipment, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $11,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Wood Lake Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $81,000 of capital improvements at Wood Lake Apartments, consisting primarily of floor and wall covering replacements, structural improvements and roof repairs. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $46,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Greenspoint Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $107,000 of capital improvements at Greenspoint Apartments, consisting primarily of floor covering, plumbing fixture and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $83,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Sandspoint Apartments

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $453,000 of capital improvements at Sandspoint Apartments, consisting primarily of exterior painting and floor covering, appliance and roof replacements. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $52,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The first and second mortgage loans for McMillan Place Apartments matured in October 2002 and were in default at December 31, 2002. On March 25, 2003, the Managing General Partner and the lender agreed to an eleven month extension of the terms of the mortgage. As part of the agreement, an affiliate of the Managing General Partner advanced approximately $2,101,000 to the Partnership to repay the second mortgage loan. Pursuant to the agreement, the stated interest rate was 6.5% from the previous maturity date. As previously discussed, McMillan Place Apartments was sold in August 2003 and the first mortgage was repaid at that time.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Vinings Peak Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,785,000 with a new mortgage of $8,470,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $53,000 are due on the first day of each month. A balloon payment of approximately $5,186,000 is due in July 2013. At the closing, a repair escrow of $334,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $249,000, which were capitalized and included in other assets, and interest, the Partnership received net proceeds of approximately $96,000.

On June 25, 2003 the Partnership refinanced the mortgage encumbering Wood Lake Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $6,703,000 with a new mortgage of $7,500,000. The mortgage was refinanced at a rate of 4.41% compared to the prior rate of 7.50%. Payments of approximately $47,000 are due on the first day of each month. A balloon payment of approximately $4,592,000 is due in July 2013. At the closing, a repair escrow of $295,000 was established and is being held by the mortgage lender. After payment of closing costs of approximately $231,000, which were capitalized and included in other assets, and interest, the Partnership received net proceeds of approximately $377,000.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Sunrunner Apartments of approximately $4,296,000 matures in September 2021, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Greenspoint and Sandspoint
Apartments of approximately $17,045,000 matures in May 2005 at which time balloon payments of approximately $16,862,000 are required. The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Woods Lake Apartments of approximately $19,687,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The following table sets forth the distributions made by the Partnership for the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                                         Per Limited                      Per Limited
                    Nine Months Ended    Partnership   Nine Months Ended  Partnership
                    September 30, 2004      Unit      September 30, 2003      Unit

Operations                $ 600            $ 5.92            $ --             $ --
Sales (1)                     --               --            2,324            25.51
                          $ 600            $ 5.92           $2,324           $25.51

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,726.66 limited partnership units (the "Units") in the Partnership representing 60.17% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.17% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. (formerly known as Insignia Properties, LP ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001 a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 6.     EXHIBITS


            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

       3.5 Amendment to the Amended and Restated Limited Partnership Agreement, dated September 29, 2003, incorporated by reference to Exhibit 3.5 on Form 8-K dated September 29, 2003.

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

      10.12 Multifamily Note dated August 30, 2001 between GMAC Commercial Mortgage Corporation and Century Properties Fund XIX for the refinance of Sunrunner Apartments, incorporated by reference to Exhibit 10.12 on Form 8-K dated August 30, 2001.

      10.13 Multifamily Note for $4,480,000 dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.13 to Form 8-K dated June 25, 2003.

      10.14 Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.14 to Form 8-K dated June 25, 2003.

      10.15 Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.15 to Form 8-K dated June 25, 2003.

      10.16 Multifamily Note for $8,470,000 dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.16 to Form 8-K dated June 25, 2003.

      10.17 Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.17 to Form 8-K dated June 25, 2003.

      10.18 Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.18 to Form 8-K dated June 25, 2003.

      10.19 Multifamily Note for $7,500,000 dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.19 to Form 8-K dated June 25, 2003.

      10.20 Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.20 to Form 8-K dated June 25, 2003.

      10.21 Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.21 to Form 8-K dated June 25, 2003.

      10.22 Purchase and Sale Contract between Registrant and Suncase Corporation, dated June 11, 2003, incorporated by reference to
                  Exhibit 10.22 to Form 8-K dated August 28, 2003.

      10.23 First Amendment to the Purchase and Sale Contract between Registrant and Suncase Corporation, dated July 10, 2003, incorporated by reference to Exhibit 10.23 to Form 8-K dated August 28, 2003.

      10.24 Second Amendment to the Purchase and Sale Contract between Registrant and Suncase Corporation, dated August 13, 2003, incorporated by reference to Exhibit 10.24 to Form 8-K dated August 28, 2003.

      10.25 Assignment Agreement between Suncase Corporate and McMillan Development Associates, LP dated August 25, 2003, incorporated by reference to Exhibit 10.25 to Form 8-K dated August 28, 2003.

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

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.