Form 10KSB
period 2004-12-31
CENTURY PROPERTIES FUND XIX
filed 2005-03-29
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                                  United States
                    (Address of principal executive offices)

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

State issuer's revenues for its most recent fiscal year.  $11,555,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983. Beginning in September 1983 through October 1984, the Partnership offered 90,000 Limited Partnership Units and sold 89,292 units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real estate properties. Since its initial offering, the Partnership has not received, nor have limited partners been required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in seven states. The Partnership's acquisition activities were completed in June 1985 and since then the principal activity of the Partnership has been managing its portfolio. One property was sold in each of the years 1988, 1992, 1993, 1994 and 2003. In addition, one property was foreclosed on in 1993. See "Item 2. Description of Properties" for a description of the Partnership's remaining seven properties, including one property shown as held for sale. The Partnership is engaged in the business of operating and holding real estate properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

The Partnership has no employees. Management and administrative services are provided by the Managing General Partner and by agents retained by the Managing General Partner. An affiliate of the Managing General Partner provided such property management services for the years ended December 31, 2004 and 2003.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Vinings Peak Apartments             04/84   Fee ownership subject to      Apartment
  Atlanta, Georgia                            first mortgage              280 units

Plantation Crossing Apartments      06/84   Fee ownership subject to      Apartment
  Atlanta, Georgia                            first mortgage              180 units

Sunrunner Apartments                07/84   Fee ownership subject to      Apartment
  St. Petersburg, Florida                     first mortgage              200 units

Misty Woods Apartments (1)          06/85   Fee ownership subject to      Apartment
  Charlotte, North Carolina                   first mortgage              228 units

(1) The Managing General Partner intends to sell this property within one year. In accordance with Statement of Financial Accounting Standards No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2004 and the operations of the property have been shown as (loss) income from discontinued operations for the years ended December 31, 2004 and 2003.

In August 2003, the Partnership sold McMillan Place Apartments to a third party, for net proceeds of approximately $13,249,000 after payment of closing costs. The Partnership used approximately $9,128,000 of the net proceeds to repay the mortgage encumbering the property and to pay approximately $210,000 in contingent interest due to the lender. Contingent interest was required to be paid upon the sale of the property equal to 50% of the increase in the appreciated fair market value of the property above the stipulated amount of $12,860,000. The Partnership had previously accrued approximately $920,000 for this contingent interest. The over accrued contingent interest was reversed against interest expense during the year ended December 31, 2003 and is included in (loss) income from discontinued operations. The Partnership realized a gain of approximately $6,013,000 as a result of the sale. The property's operations are shown as (loss) income from discontinued operations and include revenues of approximately $1,594,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                             Gross                                   Method
                            Carrying   Accumulated  Depreciable        Of          Federal
Property                     Value    Depreciation      Life      Depreciation    Tax Basis
                                (in thousands)                                       (in
                                                                                 thousands)

Wood Lake Apartments         $13,941    $ 8,978       5-30 yrs        S/L         $ 1,801
Greenspoint Apartments        15,252      8,769       5-30 yrs        S/L           2,547
Sandspoint Apartments         18,262     10,174       5-30 yrs        S/L           2,850
Vinings Peak Apartments       16,317      9,779       5-30 yrs        S/L           2,354
Plantation Crossing
  Apartments                  10,406      6,373       5-30 yrs        S/L           1,667
Sunrunner Apartments           8,254      5,262       5-30 yrs        S/L           1,303
                             $82,432    $49,335                                   $12,522

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

The gross carrying value and accumulated depreciation of Misty Woods Apartments, which are shown as assets held for sale at December 31, 2004, were approximately $8,803,000 and $5,475,000, respectively.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                              Principal                                         Principal
                             Balance At                                          Balance
                            December 31,    Interest    Period     Maturity      Due At
         Property               2004        Rate (1)   Amortized     Date     Maturity (2)
                           (in thousands)                                    (in thousands)

Wood Lake Apartments         $ 7,158         4.41%      25 yrs     07/01/13      $ 4,592
Greenspoint Apartments         8,039         8.33%      30 yrs     05/15/05        7,988
Sandspoint Apartments          8,929         8.33%      30 yrs     05/15/05        8,874
Vinings Peak Apartments        8,084         4.41%      25 yrs     07/01/13        5,186
Plantation Crossing
  Apartments                   4,276         4.41%      25 yrs     07/01/13        2,743
Sunrunner Apartments           4,263         7.06%      20 yrs     09/01/21           --
                             $40,749                                             $29,383

(1)   Fixed rate mortgages.

(2) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

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

Rental Rate and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                            Average Annual              Average
                                             Rental Rates              Occupancy
                                              (per unit)
Property                                  2004          2003         2004      2003
Wood Lake Apartments (1)                $ 7,984        $ 8,373       94%        91%
Greenspoint Apartments (2)                7,428          7,639       83%        86%
Sandspoint Apartments (1)                 6,496          6,543       87%        82%
Vinings Peak Apartments                   7,413          7,818       92%        91%
Plantation Crossing Apartments (3)        7,508          7,781       91%        94%
Sunrunner Apartments                      7,173          7,167       94%        92%

(1) The Managing General Partner attributes the increase in occupancy at Wood Lake and Sandspoint Apartments to increased marketing efforts by local management.

(2) The Managing General Partner attributes the decrease in occupancy at Greenspoint Apartments to tenants purchasing homes due to lower interest rates.

(3)   The  Managing  General  Partner  attributes  the  decrease in occupancy at
      Plantation   Crossing   Apartments  to  increased   credit  standards  for
      prospective tenants.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                                 2004            2004
                                                Billing          Rate
                                            (in thousands)
Wood Lake Apartments                          $  148             2.99%
Greenspoint Apartments                           143             1.14%
Sandspoint Apartments                            199             1.32%
Vinings Peak Apartments                          166             2.99%
Plantation Crossing Apartments                   100             3.00%
Sunrunner Apartments                             161             2.33%

Capital Improvements

Wood Lake Apartments

During the year ended December 31, 2004, the Partnership completed approximately $125,000 of capital improvements at the property consisting primarily of structural upgrades, fitness equipment and appliance, wall covering, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the year ended December 31, 2004, the Partnership completed approximately $133,000 of capital improvements at the property consisting primarily of plumbing fixtures, and water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sandspoint Apartments

During the year ended December 31, 2004, the Partnership completed approximately $483,000 of capital improvements at the property consisting primarily of electrical upgrades, exterior painting, roof replacements, major landscaping, and floor covering, water heater, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vinings Peak Apartments

During the year ended December 31, 2004, the Partnership completed approximately $155,000 of capital improvements at the property consisting primarily of building improvements, floor covering and appliance replacements, and structural upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the year ended December 31, 2004, the Partnership completed approximately $239,000 of capital improvements at the property consisting primarily of exterior painting, structural upgrades, electrical improvements, swimming pool decking, and air conditioning unit, floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sunrunner Apartments

During the year ended December 31, 2004, the Partnership completed approximately $241,000 of capital improvements at the property consisting primarily of structural upgrades, major landscaping, parking lot resurfacing, and water heater, air conditioning unit, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Misty Woods Apartments

During the year ended December 31, 2004, the Partnership completed approximately $128,000 of capital improvements at the property consisting primarily of structural upgrades, perimeter fencing, retaining walls, irrigation systems, and cabinet and floor covering replacements. These improvements were funded from operating cash flow. This property is shown as held for sale as of December 31, 2004.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing in the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units aggregating $89,292,000. The Partnership had 89,292 units outstanding held by 3,683 limited partners of record at December 31, 2004. Affiliates of the Managing General Partner owned 53,732 units or 60.18% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details)(in thousands, except per unit data):

                                         Per Limited                      Per Limited
                        Year Ended       Partnership      Year Ended      Partnership
                    December 31, 2004       Unit       December 31, 2003      Unit

Operations               $  600           $   5.92         $    --          $     --
Sale (1)                     --                 --           2,324             25.51
                         $  600           $   5.92         $ 2,324          $  25.51

(1) Proceeds from the sale of McMillan Place Apartments in August 2003.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,732 limited partnership Units (the "Units") in the Partnership representing 60.18% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P., commenced a tender offer to acquire up to 35,560 Units for a purchase price of $261.28 per Unit. This offer expires April 27, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $1,052,000 compared to net income of approximately $5,694,000 for the corresponding period in 2003. The decrease in net income for the year ended December 31, 2004 is due to the recognition of a gain on the sale of one of the Partnership's investment properties in 2003 and due to a decrease in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying consolidated statements of operations for the year ended December 31, 2003 reflect the operations of McMillan Place Apartments, income of approximately $456,000, as (loss) income from discontinued operations due to its sale in August 2003. In addition, the accompanying consolidated statements of operations have been restated as of January 1, 2003 to reflect the operations of Misty Woods Apartments as (loss) income from discontinued operations due to the intention of the Managing General Partner to sell the property within one year. The operations of Misty Woods Apartments for the years ended December 31, 2004 and 2003 were losses of approximately $112,000 and $149,000, respectively, and include revenues generated by the property of approximately $1,281,000 and $1,329,000, respectively.

In August 2003, the Partnership sold McMillan Place Apartments to a third party, for net proceeds of approximately $13,249,000 after payment of closing costs. The Partnership used approximately $9,128,000 of the net proceeds to repay the mortgage encumbering the property and to pay approximately $210,000 in contingent interest due to the lender. Contingent interest was required to be paid upon the sale of the property equal to 50% of the increase in the appreciated fair market value of the property above the stipulated amount of $12,860,000. The Partnership had previously accrued approximately $920,000 for this contingent interest. The over accrued contingent interest was reversed against interest expense during the year ended December 31, 2003 and is included in (loss) income from discontinued operations.

The Partnership realized a gain of approximately $6,013,000 as a result of the sale. The property's operations are shown as (loss) income from discontinued operations and include revenues of approximately $1,594,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations.

Excluding the impact of the gain on sale and the (loss) income from discontinued operations, the Partnership's loss from continuing operations for the years ended December 31, 2004 and 2003 was approximately $940,000 and $626,000, respectively. The increase in loss from continuing operations for the year ended December 31, 2004 is due to a decrease in total revenues and an increase in total expenses.

The decrease in total revenues is due to a decrease in rental income and due to the recognition of a casualty gain in 2003 partially offset by an increase in other income. Rental income decreased due to decreases in occupancy at two of the investment properties, decreases in the average rental rate at five of the investment properties and increases in bad debt expense at Vinings Peak, Wood Lake and Sandspoint Apartments partially offset by an increase in occupancy at four of the investment properties. Other income increased due to an increase in lease cancellation fees at four of the investment properties and an increase in utility reimbursements at most of the investment properties partially offset by a decrease in late charges at all of the investment properties.

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

In September 2004, Sunrunner Apartments experienced damage from Hurricanes Frances and Jeanne. At December 31, 2004, the Partnership estimates total damage costs from Hurricane Jeanne of approximately $131,000, which the Partnership expects to be partially covered by insurance proceeds. The Partnership does not expect a casualty loss to result from this event. In addition to the damages, the Partnership incurred clean up costs of approximately $24,000 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses on the accompanying consolidated statements of operations.

Total expenses increased due to increases in operating and depreciation expenses partially offset by decreases in general and administrative, interest and property tax expenses. Operating expense increased due to an increase in property expenses. Property expense increased due to increases in payroll and related expenses at most of the Partnership's investment properties and an increase in utilities at all of the investment properties. Depreciation expense increased due to assets placed in service at all of the investment properties. Interest expense decreased due to the refinancing of three of the Partnership's properties during 2003, which resulted in lower interest rates. Property tax expense decreased due to a decrease in the assessed value of Vinings Peak and Sandspoint Apartments and due to refunds on 2004 property taxes at Plantation and Wood Lake Apartments.

General and administrative expenses decreased due to a decrease in the cost of the annual audit required by the Partnership Agreement. Included in general and administrative expense for both December 31, 2004 and 2003 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are also included.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $524,000 compared to approximately $1,250,000 at December 31, 2003. For the year ended December 31, 2004, cash and cash equivalents decreased approximately $726,000 due to approximately $1,432,000 of cash used in investing activities and approximately $997,000 of cash used in financing activities partially offset by approximately $1,703,000 of cash provided by operating activities. Net cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. Net cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties, distributions to partners, and payments on advances to an affiliate of the Managing General Partner partially offset by advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserve and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $854,000. This advance was used to pay property taxes at five of the Partnership's properties. During the year ended December 31, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. This advance and related accrued interest were paid in full during the year ended December 31, 2003 from the proceeds of the sale of McMillan Place Apartments. Interest on the credit line is charged at the prime rate plus 2% and was approximately $19,000 and $66,000 for the years ended December 31, 2004 and 2003, respectively. A payment of approximately $66,000 was made on the loan during the year ended December 31, 2004.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Sunrunner Apartments of approximately $4,263,000 matures in September 2021, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Greenspoint and Sandspoint
Apartments of approximately $16,968,000 matures in May 2005 at which time balloon payments totaling approximately $16,862,000 are required. The Managing General Partner intends to refinance the indebtedness of Greenspoint and
Sandspoint Apartments before their maturity in May 2005. The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Woods Lake Apartments of approximately $19,518,000 matures in July 2013 at which time balloon payments totaling approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the years ended December 31, 2004 and 2003, the Partnership distributed the following amounts (in thousands, except per unit data):

                                         Per Limited                      Per Limited
                        Year Ended       Partnership      Year Ended      Partnership
                    December 31, 2004       Unit       December 31, 2003      Unit

Operations               $  600           $  5.92           $    --         $    --
Sale (1)                     --                --             2,324           25.51
                         $  600           $  5.92           $ 2,324         $ 25.51

(1) Proceeds from the sale of McMillan Place Apartments in August 2003.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,732 limited partnership units (the "Units") in the Partnership representing 60.18% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P., commenced a tender offer to acquire up to 35,560 Units for a purchase price of $261.28 per Unit. This offer expires April 27, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Century Properties Fund XIX


We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX as of December 31, 2004, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP

Greenville, South Carolina
March 21, 2005

                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                  $ 524
   Receivables and deposits                                                       382
   Restricted escrows                                                             860
   Other assets                                                                 1,180
   Assets held for sale (Note A)                                                3,346
   Investment properties (Notes B and F):
     Land                                                     $ 8,774
     Buildings and related personal property                   73,658
                                                               82,432
     Less accumulated depreciation                            (49,335)         33,097
                                                                             $ 39,389

Liabilities and Partners' (Deficiency) Capital

Liabilities
   Accounts payable                                                           $ 278
   Tenant security deposit payable                                                229
   Accrued property taxes                                                         178
   Other liabilities                                                              529
   Due to affiliates (Note D)                                                     862
   Mortgage notes payable (Note B)                                             40,749
   Liabilities related to assets held for sale (Note A)                         5,017

Partners' (Deficiency) Capital
   General partner                                           $ (9,997)
   Limited partners (89,292 units issued and
     and outstanding)                                           1,544          (8,453)
                                                                             $ 39,389

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                           Years Ended December 31,
                                                             2004             2003
Revenues:                                                                  (Restated)
  Rental income                                          $ 10,072         $ 10,381
  Other income                                              1,483            1,244
  Casualty gain (Note G)                                       --              171
      Total revenues                                       11,555           11,796

Expenses:
  Operating                                                 5,592            5,233
  General and administrative                                  419              465
  Depreciation                                              2,925            2,815
  Interest                                                  2,669            2,979
  Property taxes                                              890              930
      Total expenses                                       12,495           12,422

Loss from continuing operations                              (940)            (626)
(Loss) income from discontinued operations (Note A)          (112)             307
Gain on sale of discontinued operations (Note E)               --            6,013
Net (loss) income (Note C)                               $ (1,052)        $  5,694

Net (loss) income allocated to general partner           $   (124)        $     82
Net (loss) income allocated to limited partners              (928)           5,612
                                                         $ (1,052)        $  5,694
Per limited partnership unit:
  Loss from continuing operations                        $  (9.28)        $  (6.19)
  (Loss) income from discontinued operations                (1.11)            3.03
  Gain on sale of discontinued operations                      --            66.00
                                                         $ (10.39)        $  62.84

Distributions per limited partnership unit               $   5.92         $  25.51

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                      (in thousands, except per unit data)




                                         Limited
                                       Partnership    General     Limited
                                          Units      Partner's   Partners'     Total

Original capital contributions            89,292        $ --    $ 89,292      $ 89,292

Partners' deficit at
  December 31, 2002                       89,292      $(9,838)   $   (333)    $(10,171)

Distribution paid to partners                 --          (46)     (2,278)      (2,324)

Net income for the year ended
  December 31, 2003                           --           82       5,612        5,694

Partners' (deficiency) capital at
  December 31, 2003                       89,292       (9,802)      3,001       (6,801)

Distribution paid to partners                 --          (71)       (529)        (600)

Net loss for the year ended
  December 31, 2004                           --         (124)       (928)      (1,052)

Partners' (deficiency) capital at
  December 31, 2004                       89,292      $(9,997)   $  1,544     $ (8,453)

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Years Ended
                                                                      December 31,
                                                                       2004     2003
Cash flows from operating activities:
  Net (loss) income                                               $ (1,052)   $  5,694
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                    3,191       3,495
     Amortization of loan costs                                        121         141
     Gain on sale of discontinued operations                            --      (6,013)
     Loss on early extinguishment of debt                               --           5
     Casualty loss (gain)                                                8        (171)
     Bad debt expense                                                  665         668
     Change in accounts:
      Receivables and deposits                                        (821)        370
      Other assets                                                     (61)       (278)
      Accounts payable                                                (135)        (91)
      Tenant security deposits payable                                 (35)         34
      Accrued property taxes                                            97        (598)
      Due to affiliate                                                  74          --
      Due to former affiliate                                         (376)         12
      Other liabilities                                                27         (741)
         Net cash provided by operating activities                  1,703        2,527

Cash flows from investing activities:
  Property improvements and replacements                            (1,394)     (1,378)
  Net proceeds from sale of discontinued operations                     --      13,249
  Net insurance proceeds received                                       --         171
  Net deposits to restricted escrows                                   (38)       (777)
         Net cash (used in) provided by investing activities        (1,432)     11,265
Cash flows from financing activities:
  Payment on mortgage notes payable                                 (1,185)     (1,782)
  Repayment of mortgage notes payable                                   --     (30,258)
  Proceeds from mortgage notes payable                                  --      20,450
  Distributions to partners                                           (600)     (2,324)
  Advances received from affiliate                                     854       2,101
  Repayment of advances from affiliate                                 (66)     (2,101)
  Loan costs paid                                                       --        (653)
         Net cash used in financing activities                        (997)    (14,567)
Net decrease in cash and cash equivalents                             (726)       (775)
Cash and cash equivalents at beginning of the year                   1,250       2,025
Cash and cash equivalents at end of the year                      $    524    $  1,250
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  3,001    $  3,724
Supplemental disclosure of non-cash information:
  Property improvements and replacements in accounts payable       $ 110      $     --

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Significant Accounting Policies

Organization

Century Properties Fund XIX (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes. As of December 31, 2004, the Partnership operated seven residential apartment complexes, including one property shown as held for sale, located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The term of the Partnership is scheduled to expire on December 31, 2024.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the year ended December 31, 2003 reflect the operations of McMillan Place Apartments, income of approximately $456,000, as (loss) income from discontinued operations due to its sale in August 2003. In addition, the accompanying consolidated statements of operations have been restated as of January 1, 2003 to reflect the operations of Misty Woods Apartments as (loss) income from discontinued operations due to the intention of the Managing General Partner to sell the property within one year. The operations of Misty Woods Apartments for the years ended December 31, 2004 and 2003 were losses of approximately $112,000 and $149,000, respectively, and include approximately $1,281,000 and $1,329,000, respectively, of revenue generated by the property. The assets and liabilities of the property are shown as held for sale on the accompanying consolidated balance sheet.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity based on the Partnership's incremental borrowing rate, is approximately $38,742,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $361,000 at December 31, 2004 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows

      Reserve Account - As a condition of refinancing the debt of Misty Woods, the Partnership was required to establish a reserve account. The reserve account was established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the property. The balance at December 31, 2004, was approximately $81,000, which includes interest.

      Repair Reserve - At the time of the refinancing of the mortgages encumbering Vinings Peak, Wood Lake and Plantation Crossing Apartments in June 2003, the Partnership was required to establish a reserve to cover necessary repairs at the properties. As of December 31, 2004, the reserve balance was approximately $779,000.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged his or her space and is current on rental payments.

Investment Properties

Investment properties consist of six apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Reclassifications

Certain  2003  balances  have  been   reclassified  to  conform  with  the  2004
presentation.

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $444,000 and $419,000 for the years ended December 31, 2004 and 2003, respectively, are included in operating expense and (loss) income from discontinued operations.

Deferred Costs

Loan costs of approximately $685,000, net of accumulated amortization of approximately $388,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. The total amortization expense for the years ended December 31, 2004 and 2003 was approximately $121,000 and $141,000, respectively, and is included in interest expense and
(loss) income from discontinued operations. Amortization expense from continuing operations is expected to be approximately $81,000 in 2005, and $70,000 in 2006 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

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

Note B - Mortgage Notes Payable

                             Principal      Monthly                               Principal
                             Balance At     Payment      Stated                    Balance
                            December 31,   Including    Interest     Maturity       Due At
         Property               2004       Interest       Rate         Date        Maturity
                                 (in thousands)                                 (in thousands)
Wood Lake Apartments         $ 7,158         $ 47         4.41%      07/01/13      $ 4,592
Greenspoint Apartments         8,039           68         8.33%      05/15/05        7,988
Sandspoint Apartments          8,929           76         8.33%      05/15/05        8,874
Vinings Peak Apartments        8,084           53         4.41%      07/01/13        5,186
Plantation Crossing
  Apartments                   4,276           28         4.41%      07/01/13        2,743
Sunrunner Apartments           4,263           36         7.06%      09/01/21           --
                             $40,749         $308                                  $29,383

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

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004, are as follows (in thousands):

                               2005             $17,800
                               2006                 873
                               2007                 917
                               2008                 962
                               2009               1,010
                            Thereafter           19,187
                                                $40,749

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income for the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                                           2004         2003
Net (loss) income as reported                            $ (1,052)    $ 5,694
Add (deduct):
   Depreciation differences                                 1,622       1,796
   Gain on sale of investment property                         --       3,686
   Interest expense                                            --      (1,014)
   Unearned income                                             22         (97)
   Other                                                      (86)       (181)
Federal taxable income                                     $ 506      $ 9,884

Federal taxable income per limited partnership unit       $ 5.00      $ 96.96

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                  2004

Net liabilities as reported                     $ (8,453)
Land and buildings                                (5,150)
Accumulated depreciation                         (17,823)
Deferred Sales Commission                          7,947
Syndication and distribution costs                 4,451
Unearned income                                      180
Other                                                126

Net liabilities - Federal tax basis             $(18,722)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $632,000 and $719,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $180,000 and $189,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At December 31, 2004, approximately $60,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the year ended December 31, 2004, approximately $60,000 was paid to the Managing General Partner and is included in distributions to the Managing General Partner. No fee was earned during the year ended December 31, 2003 because there were no distributions from operations.

In connection with the refinancings of Vinings Peak, Wood Lake, and Plantation Crossing Apartments on June 25, 2003, the Partnership paid the Managing General Partner a fee of approximately $205,000 pursuant to the Partnership Agreement. This fee was capitalized and included in other assets on the accompanying consolidated balance sheet and is being amortized over the term of the loans.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $854,000. This advance was used to pay property taxes at five of the Partnership's properties. During the year ended December 31, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. This advance and related accrued interest were paid in full during the year ended December 31, 2003 from the proceeds of the sale of McMillan Place Apartments. Interest on the credit line is charged at the prime rate plus 2% and was approximately $19,000 and $66,000 for the years ended December 31, 2004 and 2003, respectively. A payment of approximately $66,000 was made on the loan during the year ended December 31, 2004. At December 31, 2004, the Partnership owed approximately $802,000 of principal and interest which is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to December 31, 2004, the Managing General Partner advanced approximately $130,000 to the Partnership to pay property taxes at two of the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership paid AIMCO and its affiliates approximately $191,000 and $217,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,732 limited partnership units (the "Units") in the Partnership representing 60.18% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P., commenced a tender offer to acquire up to 35,560 Units for a purchase price of $261.28 per Unit. This offer expires April 27, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Sale of Investment Property

In August 2003, the Partnership sold McMillan Place Apartments to a third party, for net proceeds of approximately $13,249,000 after payment of closing costs. The Partnership used approximately $9,128,000 of the net proceeds to repay the mortgage encumbering the property and to pay approximately $210,000 in contingent interest due to the lender. Contingent interest was required to be paid upon the sale of the property equal to 50% of the increase in the appreciated fair market value of the property above the stipulated amount of $12,860,000. The Partnership had previously accrued approximately $920,000 for this contingent interest. The over accrued contingent interest was reversed against interest expense during the year ended December 31, 2003 and is included in (loss) income from discontinued operations. The Partnership realized a gain of approximately $6,013,000 as a result of the sale. The property's operations, income of approximately $456,000, are shown as (loss) income from discontinued operations and include revenues of approximately $1,594,000 for the year ended December 31, 2003. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $5,000 as a result of unamortized loan costs being written off. This amount is included in (loss) income from discontinued operations.

Note F - Investment Properties and Accumulated Depreciation

                                                      Initial Cost
                                                     To Partnership
                                                     (in thousands)
                                                             Buildings       Net Cost
                                                            and Related     Capitalized
                                                             Personal      Subsequent to
        Description            Encumbrances       Land       Property       Acquisition
                              (in thousands)                              (in thousands)

Wood Lake Apartments           $ 7,158          $ 1,206       $10,980        $ 1,755
Greenspoint Apartments           8,039            2,165        11,199          1,888
Sandspoint Apartments            8,929            2,124        13,158          2,980
Vinings Peak Apartments          8,084            1,632        12,321          2,364
Plantation Crossing
  Apartments                     4,276            1,062         7,576          1,768
Sunrunner Apartments             4,263              634         6,485          1,135
                               $40,749          $ 8,823       $61,719        $11,890

                     Gross Amount At Which Carried
                         At December 31, 2004
                            (in thousands)

                              Buildings
                             And Related                           Year of
                              Personal                Accumulated  Construc-  Date   Depreciable
   Description       Land     Property      Total    Depreciation    tion   Acquired Life-Years
                                                    (in thousands)
Wood Lake          $ 1,206     $12,735      $13,941    $ 8,978       1983    12/83    5-30 yrs
Apartments
Greenspoint
  Apartments         2,140      13,112       15,252      8,769       1984     2/84    5-30 yrs
Sandspoint           2,147      16,115       18,262     10,174       1984     2/84    5-30 yrs
Apartments
Vinings Peak
  Apartments         1,632      14,685       16,317      9,779       1982     4/84    5-30 yrs
Plantation
Crossing
  Apartments         1,062       9,344       10,406      6,373       1980     6/84    5-30 yrs
Sunrunner              587       7,667        8,254      5,262       1981     7/84    5-30 yrs
Apartments
                   $ 8,774     $73,658      $82,432    $49,335

Reconciliation of "Real Estate and Accumulated Depreciation":

                                              Years Ended December 31,
                                                 2004          2003
                                                   (in thousands)
Investment Properties
Balance at beginning of year                    $89,756      $103,405
  Property improvements                           1,504         1,378
  Disposal of assets                                (25)      (15,027)
  Assets held for sale                           (8,803)           --
Balance at end of year                          $82,432      $ 89,756

Accumulated Depreciation
Balance at beginning of year                    $51,636      $ 55,970
  Additions charged to expense                    3,191         3,495
  Disposal of assets                               (17)        (7,829)
  Assets held for sale                           (5,475)           --
Balance at end of year                          $49,335      $ 51,636

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $77,472,000 and $84,596,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2004 and 2003, is approximately $64,950,000 and $71,064,000, respectively. Excluded from these amounts for 2004 is approximately $8,613,000 in real estate and approximately $7,683,000 in accumulated depreciation for Federal income tax purposes related to Misty Woods Apartments, which is shown as assets held for sale.

Note G - Casualty Events

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

In September 2004, Sunrunner Apartments experienced damage from Hurricanes Frances and Jeanne. At December 31, 2004, the Partnership estimates total damage costs from Hurricane Jeanne of approximately $131,000, which the Partnership expects to be partially covered by insurance proceeds. The Partnership does not expect a casualty loss to result from this event. In addition to the damages, the Partnership incurred clean up costs of approximately $24,000 for Hurricanes Frances and Jeanne, which were not covered by insurance proceeds, and these costs are included in operating expenses on the accompanying consolidated statements of operations.

Note H - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing in the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's financial condition or results of operations.

SEC Investigation

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

            None.

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Partnership as of December 31, 2004.

   Entity                                Number of Units   Percent of Total

   AIMCO IPLP, L.P.                         25,229.00           28.25%
     (an affiliate of AIMCO)
   Fox Capital Management Corporation          100.00            0.11%
     (an affiliate of AIMCO)
   IPLP Acquisition I, LLC                   4,892.00            5.48%
     (an affiliate of AIMCO)
   AIMCO Properties, L.P.                   23,511.00           26.34%
     (an affiliate of AIMCO)

AIMCO IPLP, L.P. Fox Capital Management Corporation and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

As a result of its ownership of 53,732 limited partnership units, AIMCO, through its affiliates, could be in a position to influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, IPLP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, IPLP is required to vote 24,811.66 of its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unit holders. Except for the foregoing, no other limitations are imposed on IPLP's right to vote its Units.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $632,000 and $719,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $180,000 and $189,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At December 31, 2004, approximately $60,000 in accountable administrative expenses were due to an affiliate of the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the year ended December 31, 2004, approximately $60,000 was paid to the Managing General Partner and is included in distributions to the Managing General Partner. No fee was earned during the year ended December 31, 2003 because there were no distributions from operations.

In connection with the refinancings of Vinings Peak, Wood Lake, and Plantation Crossing Apartments on June 25, 2003, the Partnership paid the Managing General Partner a fee of approximately $205,000 pursuant to the Partnership Agreement. This fee was capitalized and included in other assets on the accompanying consolidated balance sheet and is being amortized over the term of the loans.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $854,000. This advance was used to pay property taxes at five of the Partnership's properties. During the year ended December 31, 2003, the Managing General Partner exceeded this credit limit and advanced the Partnership approximately $2,101,000. This advance was used to repay the second mortgage encumbering McMillan Place Apartments, which was part of the loan extension agreement. This advance and related accrued interest were paid in full during the year ended December 31, 2003 from the proceeds of the sale of McMillan Place Apartments. Interest on the credit line is charged at the prime rate plus 2% and was approximately $19,000 and $66,000 for the years ended December 31, 2004 and 2003, respectively. A payment of approximately $66,000 was made on the loan during the year ended December 31, 2004. At December 31, 2004, the Partnership owed approximately $802,000 of principal and interest which is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to December 31, 2004, the Managing General Partner advanced approximately $130,000 to the Partnership to pay property taxes at two of the investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership paid AIMCO and its affiliates approximately $191,000 and $217,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,732 limited partnership units (the "Units") in the Partnership representing 60.18% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P., commenced a tender offer to acquire up to 35,560 Units for a purchase price of $261.28 per Unit. This offer expires April 27, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

                Item 14. Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $61,000 and $77,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $21,000 and $31,000 for 2004 and 2003, respectively.

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


                                    CENTURY PROPERTIES FUND XIX


                                    By:   FOX PARTNERS II,
                                          Its General Partner


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                          Its Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 28, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive   Date: March 28, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice Date: March 28, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President           Date: March 28, 2005
Stephen B. Waters

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




Date:  March 28, 2005

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




Date:  March 28, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XIX (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 28, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 28, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.