Form 10QSB
period 2005-03-31
CENTURY PROPERTIES FUND XIX
filed 2005-05-16
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2005




Assets
   Cash and cash equivalents                                                 $ 535
   Receivables and deposits                                                     352
   Restricted escrows                                                           844
   Other assets                                                               1,275
   Assets held for sale (Note A)                                              3,337
   Investment properties:
      Land                                                    $ 8,774
      Buildings and related personal property                  73,999
                                                               82,773
      Less accumulated depreciation                           (50,074)       32,699
                                                                           $ 39,042
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 253
   Tenant security deposits payable                                             229
   Accrued property taxes                                                       414
   Other liabilities                                                            470
   Due to affiliates (Note B)                                                   950
   Mortgage notes payable                                                    40,454
   Liabilities related to assets held for sale (Note A)                       4,920
Partners' (Deficiency) Capital
   General partner                                            $(10,021)
   Limited partners (89,292 units issued and
      outstanding)                                              1,373        (8,648)
                                                                           $ 39,042

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                          Three Months Ended
                                                               March 31,
                                                        2005               2004
                                                                        (Restated)
Revenues:
  Rental income                                        $ 2,624           $ 2,476
  Other income                                             311               355
   Casualty gain (Note C)                                   16                --
      Total revenues                                     2,951             2,831

Expenses:
  Operating                                              1,403             1,216
  General and administrative                               113               109
  Depreciation                                             739               721
  Interest                                                 683               676
  Property tax                                             243               248
      Total expenses                                     3,181             2,970

Loss from continuing operations                           (230)             (139)
Income (loss) from discontinued
    operations (Note A)                                     35               (57)

Net loss                                               $ (195)            $ (196)

Net loss allocated to general partner                   $ (24)            $ (24)
Net loss allocated to limited partners                    (171)             (172)

                                                       $ (195)            $ (196)
Per limited partnership unit:
  Loss from continuing operations                      $ (2.27)          $ (1.38)
  Income (loss) from discontinued operations              0.35             (0.55)

Net loss per limited partnership unit                  $ (1.92)          $ (1.93)

Distributions per limited partnership unit              $ --              $ 5.92

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

           CONSOLIDATED STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total

Original capital contributions         89,292        $ --       $89,292       $89,292

Partners' (deficiency) capital
   at December 31, 2004               89,292       $ (9,997)    $ 1,544       $(8,453)

Net loss for the three months
   ended March 31, 2005                   --            (24)       (171)         (195)

Partners' (deficiency) capital
   at March 31, 2005                  89,292       $(10,021)    $ 1,373       $(8,648)

         See Accompanying Notes to Consolidated Financial Statements



                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                    2005     2004
Cash flows from operating activities:
  Net loss                                                       $ (195)     $ (196)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
      Depreciation                                                  739          810
      Amortization of loan costs                                     27           22
      Casualty gain                                                 (16)          --
      Bad debt expense                                               75          183
      Change in accounts:
       Receivables and deposits                                     (45)        (238)
       Other assets                                                (118)        (223)
       Accounts payable                                              45           74
       Tenant security deposits payable                               3          (13)
       Accrued property taxes                                       160          274
       Other liabilities                                            (68)           2
       Due to affiliates                                            (42)          15
       Due to former affiliate                                       --         (376)
         Net cash provided by operating activities                  565          334

Cash flows from investing activities:
  Property improvements and replacements                           (404)        (217)
  Net insurance proceeds received                                    23           --
  Net withdrawals from (deposits to) restricted escrows              16          (17)
         Net cash used in investing activities                     (365)        (234)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (319)        (288)
  Advances from affiliates                                          130           --
  Distributions to partners                                          --         (600)
         Net cash used in financing activities                     (189)        (888)

Net increase (decrease) in cash and cash equivalents                 11         (788)
Cash and cash equivalents at beginning of period                    524        1,250
Cash and cash equivalents at end of period                       $ 535        $ 462

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 754        $ 756

Supplemental disclosure of non-cash information:
  Fixed assets in accounts payable                                $ 40        $ 60

At December 31,  2004,  accounts  payable  included  approximately  $110,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the three months ended March 31, 2005.


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Misty Woods Apartments as income (loss) from discontinued operations due to the intention of the Managing General Partner to sell the property within one year. Included in income (loss) from discontinued operations for the three months ended March 31, 2005 and 2004, is approximately $335,000 and $314,000, respectively, of revenue generated by the property. The assets and liabilities of Misty Woods Apartments are shown as held for sale on the accompanying consolidated balance sheet.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $163,000 and $158,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $53,000 and $45,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the three months ended March 31, 2004, approximately $60,000 was paid to the Managing General Partner and is included in distributions to the Managing General Partner. No fee was earned during the three months ended March 31, 2005 because there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $130,000. This advance was used to pay property taxes at one of the Partnership's properties and operating expenses at another. There were no such advances during the three months ended March 31, 2004. Interest on the credit line is charged at the prime rate plus 2% or 7.75% at March 31, 2005. Interest expense was approximately $16,000 for the three months ended March 31, 2005. No interest was charged during the three months ended March 31, 2004. At March 31, 2005, the Partnership owed approximately $950,000 of principal and interest which is shown as due to affiliates on the accompanying consolidated balance sheet. Subsequent to March 31, 2005, the Managing General Partner advanced approximately $282,000 to the Partnership to pay operating expenses at one of the investment properties and for a rate lock fee for the refinancing of the mortgage encumbering another property.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $128,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $191,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Casualties

In December 2004, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages as a result of a fire. As a result of the damage, approximately $23,000 of fixed assets and approximately $16,000 of accumulated depreciation were written off during the three months ended March 31, 2005. The property received approximately $23,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $16,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In 2004, Sunrunner Apartments experienced damage from Hurricanes Frances and Jeanne. The Partnership estimates total damage costs from Hurricane Jeanne of approximately $131,000, which the Partnership expects to be partially covered by insurance proceeds. The Partnership does not expect a casualty loss to result from this event. During 2004, the Partnership recognized a casualty loss of approximately $8,000 related to damages from Hurricane Frances. During the three months ended March 31, 2005, the Partnership revised the estimated damages to the building and as a result, reversed the write off of net assets and associated casualty loss. The income of approximately $8,000 is included in operating expense.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties, excluding one property held for sale, consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Sunrunner Apartments (1)                      98%        87%
         St. Petersburg, Florida
      Vinings Peak Apartments (1)                   96%        86%
         Atlanta, Georgia
      Plantation Crossing                           90%        88%
         Atlanta, Georgia
      Wood Lake Apartments (1)                      94%        90%
         Atlanta, Georgia
      Greenspoint Apartments (1)                    92%        86%
         Phoenix, Arizona
      Sandspoint Apartments (2)                     76%        90%
         Phoenix, Arizona

   (1) The Managing General Partner attributes the increase in occupancy at Sunrunner, Vinings Peak, Wood Lake, and Greenspoint Apartments to favorable market conditions and increased marketing efforts by local management.

   (2) The Managing General Partner attributes the decrease in occupancy at Sandspoint Apartments to increased credit standards for prospective tenants.

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

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 and 2004 was approximately $195,000 and $196,000, respectively. Although the net loss remained constant, an increase in total revenues and a decrease in loss from discontinued operations was offset by an increase in total expenses.

In accordance with Statement of Financial Accounting Standards No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Misty Woods Apartments as income (loss) from discontinued operations due to the intention of the Managing General Partner to sell the property within one year. Included in income (loss) from discontinued operations for the three months ended March 31, 2005 and 2004 is approximately $335,000 and $314,000, respectively, of revenue generated by the property.

Excluding the impact of the income (loss) from discontinued operations, the Partnership's loss from continuing operations for the three months ended March 31, 2005 and 2004 was approximately $230,000 and $139,000, respectively. The increase in loss from continuing operations for the three month period is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses for the three months ended March 31, 2005 increased due to increases in operating and deprecation expenses. Operating expense increased due to increases in property and maintenance expenses. Property expense increased due to increases in payroll and related benefits at all of the Partnership's investment properties. Maintenance expense increased due to increases in contract labor and parts and supplies at five of the investment properties. Depreciation expense increased due to fixed assets placed into service at all of the investment properties.

The increase in total revenues for the three months ended March 31, 2005 is due to an increase in rental income and due to the recognition of a casualty gain in 2005 partially offset by a decrease in other income. Rental income increased due to an increase in occupancy at five of the investment properties and a decrease in bad debt expense at all of the investment properties partially offset by decreases in occupancy at Sandspoint Apartments and in the average rental rates, primarily at Vinings Peak and Wood Lake Apartments. Other income decreased due to decreases in lease cancellation fees at all of the investment properties, cleaning and damage fees at Greenspoint and Sandspoint Apartments and late charges at four of the investment properties partially offset by an increase in tenant reimbursements at all of the investment properties.

In December 2004, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages as a result of a fire. As a result of the damage, approximately $23,000 of fixed assets and approximately $16,000 of accumulated depreciation were written off during the three months ended March 31, 2005. The property received approximately $23,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $16,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

Included in general and administrative expense for the three months ended March 31, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $535,000 compared to approximately $462,000 at March, 31 2004. For the three months ended March 31, 2005, cash and cash equivalents increased approximately $11,000 from December 31, 2004 due to approximately $565,000 of cash provided by operating activities partially offset by approximately $365,000 of cash used in investing activities and approximately $189,000 of cash used in financing activities. Net cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received and withdrawals from restricted escrows. Net cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's properties partially offset by advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Wood Lake Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $38,000 of capital improvements at the property consisting
primarily  of  structural   upgrades,   fitness  equipment  and  floor  covering
replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $74,000 of capital improvements at the property consisting primarily of parking lot resurfacing, plumbing fixtures and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sandspoint Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $85,000 of capital improvements at the property consisting primarily of structural upgrades, parking area improvements and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vinings Peak Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $98,000 of capital improvements at the property consisting primarily of structural upgrades, casualty repairs, and floor covering and appliance replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $28,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sunrunner Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $10,000 of capital improvements at the property consisting primarily of air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Misty Woods Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $1,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Managing General Partner intends to sell the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Sunrunner Apartments of approximately $4,229,000 matures in September 2021, at which time the loan is scheduled to be fully amortized. The mortgage indebtedness encumbering Greenspoint and Sandspoint Apartments of approximately $16,890,000 matures in June 2005 at which time balloon payments of approximately $16,862,000 are required. The Managing General Partner intends to refinance the indebtedness of Greenspoint and Sandspoint Apartments before their maturity in June 2005. The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Woods Lake Apartments of approximately $19,335,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The following table sets forth the distributions made by the Partnership for the three months March 31, 2005 and 2004 (in thousands, except per unit data):

                                         Per Limited                      Per Limited
                    Three Months Ended   Partnership  Three Months Ended  Partnership
                      March 31, 2005        Unit        March 31, 2004        Unit

Operations                 $ --             $ --             $ 600           $ 5.92

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 53,731.66 limited partnership units (the "Units") in the Partnership representing 60.18% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P., commenced a tender offer to acquire up to 35,560 Units for a purchase price of $300.00 per Unit. This offer expires May 31, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 60.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 16, 2005

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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 16, 2005

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

Date:  May 16, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 16, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 16, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.