Form 10QSB
period 2005-09-30
CENTURY PROPERTIES FUND XIX
filed 2005-11-14
CIK 705752

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                           CENTURY PROPERTIES FUND XIX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except per unit data)


                               September 30, 2005


Assets
   Cash and cash equivalents                                                $ 1,683
   Receivables and deposits                                                     537
   Restricted escrows                                                         1,288
   Other assets                                                               1,581
   Assets held for sale (Note A)                                              3,744
   Investment properties:
      Land                                                    $ 8,774
      Buildings and related personal property                  76,728
                                                               85,502
      Less accumulated depreciation                           (51,558)       33,944
                                                                           $ 42,777
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 593
   Tenant security deposits payable                                             243
   Accrued property taxes                                                       402
   Other liabilities                                                            601
   Mortgage notes payable                                                    45,108
   Liabilities related to assets held for sale (Note A)                       4,927

Partners' (Deficiency) Capital
   General partner                                            $(10,073)
   Limited partners (89,292 units issued and
      outstanding)                                                976        (9,097)
                                                                           $ 42,777

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                            Three Months               Nine Months
                                        Ended September 30,        Ended September 30,
                                         2005         2004          2005          2004

Revenues:
  Rental income                        $ 2,774       $ 2,583       $ 8,113      $ 7,537
  Other income                             369           366           985        1,094
  Casualty gain (Note C)                    --            --            26           --
       Total revenues                    3,143         2,949         9,124        8,631

Expenses:
  Operating                              1,600         1,490         4,556        4,089
  General and administrative               107            94           329          332
  Depreciation                             744           734         2,223        2,188
  Interest                                 601           678         1,940        2,034
  Property tax                             220           225           714          714
       Total expenses                    3,272         3,221         9,762        9,357

Loss from continuing operations           (129)         (272)         (638)        (726)
Loss from discontinued
  operations (Note A)                      (50)          (51)           (6)        (149)
Net loss                                $ (179)      $ (323)       $ (644)       $ (875)

Net loss allocated to general
  partner                               $ (21)        $ (39)        $ (76)       $ (104)
Net loss allocated to limited
  partners                                (158)         (284)         (568)        (771)
                                        $ (179)      $ (323)       $ (644)       $ (875)
Per limited partnership unit:
  Loss from continuing
    operations                         $ (1.28)      $ (2.68)      $ (6.31)     $ (7.16)
  Loss from discontinued
    operations                           (0.49)        (0.50)        (0.05)       (1.47)
                                       $ (1.77)      $ (3.18)      $ (6.36)     $ (8.63)

Distributions per limited
  partnership unit                       $ --         $ --          $ --         $ 5.92

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership    General      Limited
                                       Units       Partner      Partners       Total

Original capital contributions         89,292        $ --       $89,292      $ 89,292

Partners' (deficiency) capital
   at December 31, 2004               89,292       $ (9,997)    $ 1,544      $ (8,453)

Net loss for the nine months
   ended September 30, 2005               --            (76)       (568)         (644)

Partners' (deficiency) capital
   at September 30, 2005              89,292       $(10,073)     $ 976       $ (9,097)

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                       2005     2004
Cash flows from operating activities:
  Net loss                                                         $ (644)     $ (875)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                    2,223       2,453
     Amortization of loan costs                                        103          81
     Casualty gain                                                     (26)         --
     Change in accounts:
      Receivables and deposits                                        (209)       (122)
      Other assets                                                    (232)       (183)
      Accounts payable                                                 (60)       (202)
      Tenant security deposits payable                                  11         (19)
      Accrued property taxes                                           208         203
      Due to affiliates                                                (75)          6
      Due to former affiliate                                           --        (376)
      Other liabilities                                                 63         (16)
         Net cash provided by operating activities                   1,362         950

Cash flows from investing activities:
  Property improvements and replacements                            (3,044)     (1,029)
  Net insurance proceeds received                                       33          --
  Net deposits to restricted escrows                                  (428)        (58)
         Net cash used in investing activities                      (3,439)     (1,087)

Cash flows from financing activities:
  Payment on mortgage notes payable                                   (876)       (877)
  Repayment of mortgage notes payable                              (16,836)         --
  Proceeds from mortgage notes payable                              22,000          --
  Distributions to partners                                             --        (600)
  Advances received from affiliate                                     622         656
  Repayment of advances from affiliate                              (1,409)         --
  Loan costs paid                                                     (265)         --
         Net cash provided by (used in) financing activities         3,236        (821)

Net increase (decrease) in cash and cash equivalents                 1,159        (958)
Cash and cash equivalents at beginning of period                       524       1,250
Cash and cash equivalents at end of period                        $ 1,683       $ 292

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 2,065      $ 2,278
Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts
    payable                                                        $ 485        $ 69

At December 31,  2004,  accounts  payable  included  approximately  $110,000 for
property   improvements  and  replacements,   which  are  included  in  property
improvements and replacements for the nine months ended September 30, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XIX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 reflect the operations of Misty Woods Apartments as loss from discontinued operations due to the sale of the property on October 26, 2005. Included in loss from discontinued operations for the nine months ended September 30, 2005 and 2004, is approximately $995,000 and $959,000, respectively, of revenue generated by the property. The assets and liabilities of Misty Woods Apartments are shown as held for sale on the accompanying consolidated balance sheet (also see Note F).

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $492,000 and $471,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $166,000 and $135,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the nine months ended September 30, 2004, approximately $60,000 was paid to the Managing General Partner and is included in distributions to the Managing General Partner. No fee was earned during the nine months ended September 30, 2005 because there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. This credit limit was exceeded by the Managing General Partner. During the nine months ended September 30, 2005 and 2004, an affiliate of the Managing General Partner advanced the Partnership approximately $622,000 and $656,000, respectively, to pay property taxes and redevelopment and operating expenses at several of the Partnership's properties. Interest on the credit line is charged at the prime rate plus 2% or 8.75% at September 30, 2005. Interest expense was approximately $34,000 and $6,000 for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, the Partnership repaid approximately $1,459,000 in principal and interest with the refinancing proceeds from Greenspoint Apartments (Note D). There is no balance due at September 30, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $198,000 and $191,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualties

In December 2004, one of the Partnership's investment properties, Vinings Peak Apartments, incurred damages as a result of a fire. As a result of the damages, approximately $23,000 of fixed assets and approximately $16,000 of accumulated depreciation were written off during the nine months ended September 30, 2005. The property received approximately $33,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $26,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In 2004, Sunrunner Apartments experienced damage from Hurricanes Frances and Jeanne. The Partnership estimated the total damage costs from Hurricane Jeanne was approximately $131,000, which the Partnership expected to be partially covered by insurance proceeds. During 2004, the Partnership recognized a casualty loss of approximately $8,000 related to damages from Hurricane Frances. During the nine months ended September 30, 2005, the Partnership revised the estimated damages to the building and as a result, reversed the write off of net assets and associated casualty loss. The income of approximately $20,000 is included in operating expense.

Note D - Refinancing of Mortgage Note Payable

On May 17, 2005 the Partnership refinanced the mortgage encumbering Greenspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,977,000 with a new mortgage of $11,000,000. The mortgage was refinanced at a rate of 5.31% compared to the prior rate of 8.33%. Payments of approximately $66,000 are due on the first day of each month. The mortgage matures on June 1, 2030, at which time it is scheduled to be fully amortized. The lender can exercise a call option on the mortgage on May 1, 2012 and every fifth anniversary thereafter. The Partnership paid loan costs of approximately $125,000, which were capitalized and included in other assets.

On May 27, 2005 the Partnership refinanced the mortgage encumbering Sandspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $8,859,000 with a new mortgage of $11,000,000. The new mortgage has a rate equal to the one-month LIBOR plus 145 basis points (5.31% at September 30, 2005) compared to the prior rate of 8.33%. The mortgage requires interest only payments until the loan matures on June 1, 2007. The Partnership has the option to extend the maturity date of the mortgage for two additional six-month terms. In addition, the loan requires monthly escrow deposits and the Partnership was required to establish a repair escrow of approximately $370,000 at the closing. The Partnership paid loan costs of approximately $140,000, which were capitalized and included in other assets.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

Note F - Subsequent Event

On October 26, 2005 the Partnership sold its investment property Misty Woods Apartments to a third party for net proceeds of approximately $6,462,000 after payment of closing costs. The Partnership used approximately $4,793,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,705,000 as a result of the sale, which was record in the fourth quarter of 2005. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off.

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

The Partnership's investment properties, excluding one property held for sale, consist of six apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                       Average Occupancy
      Property                                         2005        2004

      Tamarind Bay Apartments (1)                       96%         93%
       (formerly known as Sunrunner Apartments)
         St. Petersburg, Florida
      Vinings Peak Apartments (1)                       94%         91%
         Atlanta, Georgia
      Plantation Crossing (2)                           93%         91%
         Atlanta, Georgia
      Wood Lake Apartments                              94%         93%
         Atlanta, Georgia
      Greenspoint Apartments (1)                        94%         83%
         Phoenix, Arizona
      Sandspoint Apartments (3)                         82%         88%
         Phoenix, Arizona

   (1) The Managing General Partner attributes the increase in occupancy at Tamarind Bay, Vinings Peak, and Greenspoint Apartments to favorable market conditions and increased marketing efforts by local management.

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

Results of Operations

The Partnership's net loss was approximately $179,000 and $644,000 for the three and nine months ended September 30, 2005, respectively, compared to net loss of approximately $323,000 and $875,000 for the corresponding periods in 2004. The decrease in net loss for the three and nine months ended September 30, 2005 is due to an increase in total revenues and a decrease in loss from discontinued operations partially offset by an increase in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 reflect the operations of Misty Woods Apartments as loss from discontinued operations due to the sale of the property on October 26, 2005. Included in loss from discontinued operations for the nine months ended September 30, 2005 and 2004, is approximately $995,000 and $959,000, respectively, of revenue generated by the property. The assets and liabilities of Misty Woods Apartments are shown as held for sale on the accompanying consolidated balance sheet (also see Note F).

Excluding the discontinued operations, the Partnership realized a loss from continuing operations of approximately $129,000 and $638,000 for the three and nine months ended September 30, 2005, respectively, compared to a loss from continuing operations of approximately $272,000 and $726,000 for the corresponding periods in 2004. The decrease in loss from continuing operations for the three and nine months ended September 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. The increase in total revenues for the three month period is due to an increase in rental income. The increase in total revenues for the nine month period is due to an increase in rental income and a casualty gain recognized in 2005 partially offset by a decrease in other income. Rental income increased due to increases in occupancy at five of the investment properties and in the average rental rates at Tamarind Bay and Sandspoint Apartments and a decrease in bad debt expense at all of the investment properties partially offset by a decrease in occupancy at Sandspoint Apartments. Other income decreased due to decreases in lease cancellation fees at five of the investment properties, in cleaning and damage fees at Greenspoint and Sandspoint Apartments and in late charges at Sandspoint Apartments partially offset by an increase in utility reimbursements at three of the investment properties.

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

Total expenses increased for the three and nine months ended September 30, 2005 due to an increase in operating expenses partially offset by a decrease in interest expense. Operating expenses increased for both periods due to increases in property, administrative and maintenance expense. Property expense increased due to increases in payroll and related benefits and utilities at all of the Partnership's investment properties. Administrative expenses increased due to increased phone sales at all the Partnership's properties, resident evictions primarily at Sandspoint Apartments and temporary help at Vinings Peak Apartments, Greenspoint Apartments and Sandspoint Apartments. Maintenance expense increased due to increases in contract labor and parts and supplies at five of the investment properties. Interest expense decreased due to the refinancings of Greenspoint and Sandspoint Apartments in May 2005 at lower interest rates partially offset by an increase in interest on advances from an affiliate of the Managing General Partner.

Included in general and administrative expenses for the nine months ended September 30, 2005 and 2004 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $1,683,000 compared to approximately $292,000 at September 30, 2004. For the nine months ended September 30, 2005, cash and cash equivalents increased approximately $1,159,000 due to approximately $1,362,000 of cash provided by operating activities and approximately $3,236,000 of cash provided by financing activities partially offset by approximately $3,439,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgages encumbering Greenspoint and Sandspoint Apartments and advances received from an affiliate of the Managing General Partner partially offset by repayment of advances from an affiliate of the Managing General Partner, repayment of the mortgages encumbering Greenspoint and Sandspoint Apartments, loan costs paid and payments on the mortgages encumbering the investment properties. Cash used in investing activities consisted of deposits to restricted escrows and property improvements and replacements partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

Wood Lake Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $513,000 of capital improvements at the property consisting primarily of structural upgrades, dumpster enclosures, wall coverings, major landscaping, and cabinet, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $322,000 of capital improvements at the property consisting primarily of parking lot resurfacing, sidewalks, and roof, appliance, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sandspoint Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $436,000 of capital improvements at the property consisting primarily of structural upgrades, fencing, and roof, balcony, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $547,000 of capital improvements at the property consisting primarily of structural upgrades, interior lighting, door locks, casualty repairs, and appliance, plumbing fixture, and floor covering replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $422,000 of capital improvements at the property consisting primarily of major landscaping, parking lot resurfacing, structural upgrades, golf carts, recreation facilities, and balcony, cabinet, gutter, appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $811,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property, which includes capitalized construction period interest of approximately $7,000 and real estate taxes of approximately $1,000. Additional capital improvements of approximately $17,000 were completed during the nine months ended September 30, 2005 consisting primarily of casualty repairs, air conditioning units, and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in 2006 at a total estimated cost of approximately $2,583,000 of which approximately $1,723,000 was budgeted for 2005. The project is being funded by operations, proceeds from the mortgage refinancings and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Misty Woods Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $351,000 of capital improvements at the property consisting primarily of retaining wall improvements, major landscaping, swimming pool decking, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership sold the property subsequent to September 30, 2005.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Tamarind Bay and Greenspoint Apartments of approximately $15,107,000 matures in September 2021 and June 2030, at which time the loans are scheduled to be fully amortized. The lender can exercise a call option on the Greenspoint mortgage on May 1, 2012 and every fifth anniversary thereafter. The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Woods Lake Apartments of approximately $19,001,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The mortgage indebtedness encumbering Sandspoint Apartments of approximately $11,000,000 matures in June 2007 at which time the entire principal balance of the loan is due. The Partnership has the option to extend the maturity date of the mortgage for two additional six-month terms. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

On May 17, 2005 the Partnership refinanced the mortgage encumbering Greenspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,977,000 with a new mortgage of $11,000,000. The mortgage was refinanced at a rate of 5.31% compared to the prior rate of 8.33%. Payments of approximately $66,000 are due on the first day of each month. The mortgage matures on June 1, 2030, at which time it is scheduled to be fully amortized. The lender can exercise a call option on the mortgage on May 1, 2012 and every fifth anniversary thereafter. The Partnership paid loan costs of approximately $125,000, which were capitalized and included in other assets.

On May 27, 2005 the Partnership refinanced the mortgage encumbering Sandspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $8,859,000 with a new mortgage of $11,000,000. The new mortgage has a rate equal to the one-month LIBOR plus 145 basis points (5.31% at September 30, 2005) compared to the prior rate of 8.33%. The mortgage requires interest only payments until the loan matures on June 1, 2007. The Partnership has the option to extend the maturity date of the mortgage for two additional six-month terms. In addition, the loan requires monthly escrow deposits and the Partnership was required to establish a repair escrow of approximately $370,000 at the closing. The Partnership paid costs of approximately $140,000, which were capitalized and included in other assets.

The following table sets forth the distributions made by the Partnership for the nine months September 30, 2005 and 2004 (in thousands, except per unit data):

                    Nine months Ended    Per Limited   Nine months Ended  Per Limited
                      September 30,      Partnership     September 30,    Partnership
                           2005             Unit             2004             Unit

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,630.66 limited partnership units (the "Units") in the Partnership representing 65.66% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.66% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such
Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

      10.30 Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated May 27, 2005 between Century Properties Fund XIX, a California limited partnership and GMAC Commercial Mortgage Bank incorporated by reference to
                  Exhibit 10.30 on Form 8-K dated May 27, 2005.

      10.31 Purchase and Sale Contract between Century Woods CPF 19 Limited Partnership and Juniper Investment Group, Ltd., dated May 19, 2005, incorporated by reference to Exhibit 10.31 to the Partnership's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

      10.32 First Amendment to Purchase and Sale Contract - Century Woods CPF 19 Limited Partnership, dated June 7, 2005, incorporated by reference to Exhibit 10.32 to the Partnership's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

      10.33 Second Amendment to Purchase and Sale Contract - Century Woods CPF 19 Limited Partnership, dated July 7, 2005, incorporated by reference to Exhibit 10.33 to the Partnership's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

      10.34 Third Amendment to Purchase and Sale Contract - Century Woods CPF 19 Limited Partnership, dated July 26, 2005, incorporated by reference to Exhibit 10.34 to the Partnership's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.