Form 10KSB
period 2005-12-31
CENTURY PROPERTIES FUND XIX
filed 2006-03-29
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11935

CENTURY PROPERTIES FUND XIX

(Name of small business issuer in its charter)

California	94-2887133
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

United States

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act []

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $13,342,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983.  Beginning in September 1983 through October 1984, the Partnership offered 90,000 Limited Partnership Units and sold 89,292 units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real estate properties. Since its initial offering, the Partnership has not received, nor have limited partners been required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in seven states. The Partnership's acquisition activities were completed in June 1985 and since then the principal activity of the Partnership has been managing its portfolio. One property was sold in each of the years 1988, 1992, 1993, 1994, 2003, and 2005. In addition, one property was foreclosed on in 1993. See "Item 2. Description of Properties" for a description of the Partnership's remaining six properties.  The Partnership is engaged in the business of operating and holding real estate properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

The Partnership has no employees and depends on the Managing General Partner and its affiliates for property management services and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership’s properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Wood Lake Apartments	12/83	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	220 units

Greenspoint Apartments	02/84	Fee ownership subject to	Apartment
Phoenix, Arizona		first mortgage	336 units

Sandspoint Apartments	02/84	Fee ownership subject to	Apartment
Phoenix, Arizona		first mortgage	432 units

Vinings Peak Apartments	04/84	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	280 units

Plantation Crossing Apartments	06/84	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	180 units

Tamarind Bay Apartments (formerly
known as Sunrunner Apartments)	07/84	Fee ownership subject to	Apartment
St. Petersburg, FL		first mortgage	200 units

In October 2005, the Partnership sold Misty Woods Apartments to a third party, for net proceeds of approximately $6,462,000 after payment of closing costs. The Partnership used approximately $4,793,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,750,000 as a result of the sale. The property's operations are shown as loss from discontinued operations and include revenues of approximately $1,071,000 and $1,281,000 for the years ended December 31, 2005 and 2004, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Wood Lake
Apartments	$14,545	$ 9,498	5-30 yrs	S/L	$ 2,208
Greenspoint
Apartments	15,685	9,298	5-30 yrs	S/L	2,849
Sandspoint
Apartments	19,108	10,837	5-30 yrs	S/L	3,434
Vinings Peak
Apartments	16,934	10,347	5-30 yrs	S/L	2,759
Plantation Crossing
Apartments	10,918	6,795	5-30 yrs	S/L	2,005
Tamarind Bay
Apartments
(formerly known
as Sunrunner
Apartments)	9,590	5,506	5-30 yrs	S/L	2,655
	$86,780	$52,281			$15,910

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Wood Lake Apartments	$ 6,904	4.41% (1)	25 yrs	07/01/13	$ 4,592
Greenspoint Apartments	10,893	5.31% (1)	25 yrs	05/01/12(3)	9,262
Sandspoint Apartments	11,000	(4)	(5)	06/01/07	11,000
Vinings Peak Apartments	7,796	4.41% (1)	25 yrs	07/01/13	5,186
Plantation Crossing
Apartments	4,124	4.41% (1)	25 yrs	07/01/13	2,743
Tamarind Bay Apartments
(formerly known as
Sunrunner Apartments)	4,125	7.06% (1)	20 yrs	09/01/21	--
	$44,842				$32,783

(1)

Fixed rate mortgages.

(2)

See "Item 7. Financial Statements – Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(3)

The Partnership anticipates the mortgage lender to exercise its option to call the mortgage due in full on the first call date of May 1, 2012. The mortgage has a stated maturity of June 1, 2030.

(4)

The mortgage was refinanced at a variable interest rate equal to the one-month LIBOR rate plus 145 basis points (6.14% at December 31, 2005).

(5)

Interest only payments.

On May 17, 2005 the Partnership refinanced the mortgage encumbering Greenspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,977,000 with a new mortgage of $11,000,000. The mortgage was refinanced at a fixed interest rate of 5.31% compared to the prior fixed interest rate of 8.33%. Payments of approximately $66,000 are due on the first day of each month.  The mortgage matures on June 1, 2030, at which time it is scheduled to be fully amortized. The lender can exercise a call option on the mortgage on May 1, 2012 and every fifth anniversary thereafter. The Partnership paid loan costs of approximately $125,000, which were capitalized and included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

On May 27, 2005 the Partnership refinanced the mortgage encumbering Sandspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $8,859,000 with a new mortgage of $11,000,000. The new mortgage has a variable rate equal to the one-month LIBOR plus 145 basis points (6.14% at December 31, 2005) compared to the prior fixed interest rate of 8.33%. The mortgage requires interest only payments until the loan matures on June 1, 2007.  The Partnership has the option to extend the maturity date of the mortgage for two additional six-month terms. In addition, the loan requires monthly escrow deposits and the Partnership was required to establish a repair escrow of approximately $370,000 at the closing.  The Partnership paid loan costs of approximately $140,000, which were capitalized and included in other assets on the consolidated balance sheet in “Item 7. Financial Statements”.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004
Wood Lake Apartments	$ 8,011	$ 7,984	94%	94%
Greenspoint Apartments (1)	7,616	7,428	95%	83%
Sandspoint Apartments	6,497	6,496	85%	87%
Vinings Peak Apartments	7,509	7,413	93%	92%
Plantation Crossing Apartments	7,538	7,508	92%	91%
Tamarind Bay Apartments (formerly
known as Sunrunner Apartments)	7,766	7,173	96%	94%

(1)

The Managing General Partner attributes the increase in occupancy at Greenspoint Apartments to increased marketing efforts by local management.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that all of the properties are adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  With the exception of Tamarind Bay Apartments, as discussed below, all of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2005
	Billing	Rate
	(in thousands)
Wood Lake Apartments	$ 141	2.99%
Greenspoint Apartments	145	1.12%
Sandspoint Apartments	190	1.26%
Vinings Peak Apartments	148	2.99%
Plantation Crossing Apartments	100	3.00%
Tamarind Bay Apartments (formerly known
As Sunrunner Apartments)	172	2.35%

Capital Improvements

Wood Lake Apartments

During the year ended December 31, 2005, the Partnership completed approximately $603,000 of capital improvements at the property consisting primarily of structural upgrades, dumpster enclosures, interior lighting upgrades, appliance and floor covering replacements, kitchen and bath resurfacing, replacement of locks and keys, and major landscaping. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the year ended December 31, 2005, the Partnership completed approximately $433,000 of capital improvements at the property consisting primarily of major landscaping, parking lot resurfacing, plumbing fixtures, sidewalks, and roof, appliance, air conditioning unit and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sandspoint Apartments

During the year ended December 31, 2005, the Partnership completed approximately $847,000 of capital improvements at the property consisting primarily of structural upgrades, fencing, major landscaping, lighting, and roof, balcony, appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Vinings Peak Apartments

During the year ended December 31, 2005, the Partnership completed approximately $669,000 of capital improvements at the property consisting primarily of structural upgrades, interior lighting, door locks, wall coverings, electrical upgrades, casualty repairs, and appliance, plumbing fixture, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the year ended December 31, 2005, the Partnership completed approximately $512,000 of capital improvements at the property consisting primarily of  parking lot resurfacing, structural upgrades, major landscaping, recreational facility upgrades, wall coverings, interior decoration, and balcony, cabinet, gutter, appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the year ended December 31, 2005, the Partnership completed approximately $1,290,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property, which includes capitalization of construction period  interest costs of approximately $16,000, capitalized tax and insurance expenses of approximately $1,000 and other construction period operating costs of approximately $1,000 for the year ended December 31, 2005. Approximately 1 unit was in redevelopment and not in service at December 31, 2005. Additional capital improvements of approximately $91,000 were also completed which consisted primarily of interior decoration, and water heater, appliance, floor covering and air conditioning unit replacements. These improvements were funded from operating cash flow, advances from an affiliate of the Managing General Partner and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in May 2006 at a total estimated cost of approximately $2,440,000 of which approximately $1,290,000 was completed as of December 31, 2005.  The project is being funded by advances from an affiliate of the Managing General Partner and refinancing proceeds. The balance of the costs associated with the redevelopment of approximately $1,150,000 are expected to be funded from operating cash flow and Partnership reserves. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Misty Woods Apartments

During the year ended December 31, 2005, the Partnership completed approximately $353,000 of capital improvements at the property consisting primarily of retaining wall improvements, major landscaping, swimming pool decking, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership sold the property in October 2005.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units aggregating $89,292,000. The Partnership had 89,292 units outstanding held by 3,082 limited partners of record at December 31, 2005. Affiliates of the Managing General Partner owned 58,667.66 units or 65.70% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations	$ --	$ --	$ 600	$ 5.92

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment project ongoing at Tamarind Bay Apartments it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2006. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,667.66 limited partnership units (the "Units") in the Partnership representing 65.70% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read  in conjunction with the consolidated financial statements and other items contained in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2005 was approximately $1,783,000 compared to a net loss of approximately $1,052,000 for the year ended December 31, 2004.  The increase in net income was primarily due to the recognition of a gain on the sale of discontinued operations in 2005.

In October 2005, the Partnership sold Misty Woods Apartments to a third party, for net proceeds of approximately $6,462,000 after payment of closing costs. The Partnership used approximately $4,793,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,750,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statements of operations included in “Item 7. Financial Statements” reflect the operations of Misty Woods Apartments as loss from discontinued operations. Included in loss from discontinued operations for the years ended December 31, 2005 and 2004 are revenues of approximately $1,071,000 and $1,281,000, respectively.

In September 2005, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $29,000 of property improvements and replacements and approximately $4,000 of accumulated depreciation were written off during the year ended December 31, 2005. The property received approximately $27,000 in proceeds from the insurance company subsequent to December 31, 2005 to repair the damaged units. The Partnership recognized a casualty gain of approximately $2,000 during 2005 which is included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

In December 2004, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of a fire.  As a result of the damages, approximately $23,000 of property improvements and replacements and approximately $16,000 of accumulated depreciation were written off during the year ended December 31, 2005. The property received approximately $33,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $26,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In 2004, Tamarind Apartments experienced damage from Hurricanes Frances and Jeanne.  The Partnership estimated the total damage costs from Hurricane Jeanne were approximately $131,000, which the Partnership expected to be partially covered by insurance proceeds.  During 2004, the Partnership recognized a casualty loss of approximately $8,000 related to damages from Hurricane Frances.  During the year ended December 31, 2005, the Partnership revised the estimated damages to the building and as a result, reversed the write off of net assets and associated casualty loss.  The income of approximately $20,000 is included in operating expense.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized a loss from continuing operations of approximately $924,000 compared to a loss from continuing operations of approximately $940,000 for the corresponding period in 2004.  The decrease in loss from continuing operations for the year ended December 31, 2005 is due to an increase in total revenues and casualty gain recognized in 2005 as discussed above partially offset by an increase in total expenses. The increase in total revenues is due to an increase in rental income slightly offset by a decrease in other income. Rental income increased due to increases in occupancy at four of the investment properties and in the average rental rates at all of the rental properties and a decrease in bad debt expense at four investment properties offset slightly with a decrease in occupancy at Sands Point Apartments.  Other income decreased due to decreases in lease cancellation fees at five of the investment properties, partially offset by an increase in utility reimbursements at all of the investment properties.

Total expenses increased due to an increase in operating, depreciation, and general and administrative expenses partially offset by a decrease in interest expense. Operating expenses increased due to increases in property and administrative expense.  Property expense increased due to increases in payroll and related benefits and utilities at all of the Partnership’s investment properties.  Administrative expenses increased due to increased tenant application processing costs at all the Partnership's properties, resident evictions primarily at Sandspoint Apartments, applicant screening at Plantation Crossing Apartments, and temporary help at Vinings Peak Apartments and Greenspoint Apartments.   Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at the investment properties.  Interest expense decreased due to the refinancings of Greenspoint and Sandspoint Apartments in May 2005 at lower interest rates and scheduled principal payments on the mortgages encumbering the investment properties which reduced the carrying balance of the loans, partially offset by an increase in interest on advances from an affiliate of the Managing General Partner.

General and administrative expenses increased for the year ended December 31, 2005 due to an increase in the cost of services included in the management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $2,568,000 compared to approximately $524,000 at December 31, 2004. The increase in cash and cash equivalents of approximately 2,044,000 is due to approximately $1,960,000 and $1,908,000 of cash provided by investing and operating activities, respectively, slightly offset by approximately $1,824,000 of cash used in financing activities.  Cash provided by investing activities consisted of proceeds received from the sale of Misty Woods Apartments and insurance proceeds received partially offset by property improvements and replacements and deposits to restricted escrows. Cash used in financing activities consisted of repayment of advances from an affiliate of the Managing General Partner, repayment of the mortgages encumbering Greenspoint, Sandspoint Apartments, and Misty Woods Apartments, loan costs paid and payments on the mortgages encumbering the investment properties partially offset by proceeds from the refinancing of the mortgages encumbering Greenspoint and Sandspoint Apartments and advances received from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2005 this credit limit was exceeded by the Managing General Partner. During the years ended December 31, 2005 and 2004 an affiliate of the Managing General Partner advanced the Partnership approximately $944,000 and $854,000, respectively, to pay property taxes at several properties, redevelopment costs at Tamarind Bay Apartments and operating expenses at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 9.25% at December 31, 2005. Interest expense was approximately $35,000 and $19,000 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Partnership repaid approximately $1,732,000 in principal and interest with the refinancing proceeds from Greenspoint Apartments (Note D). A payment of approximately $66,000 was made on the loan during the year ended December 31, 2004. There is no balance due at December 31, 2005.

In October 2005, the Partnership sold Misty Woods Apartments to a third party, for net proceeds of approximately $6,462,000 after payment of closing costs. The Partnership used approximately $4,793,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,750,000 as a result of the sale. The property's operations are shown as loss from discontinued operations and include revenues of approximately $1,071,000 and $1,281,000 for the years ended December 31, 2005 and 2004, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

On May 17, 2005 the Partnership refinanced the mortgage encumbering Greenspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,977,000 with a new mortgage of $11,000,000. The mortgage was refinanced at a fixed interest rate of 5.31% compared to the prior fixed interest rate of 8.33%. Payments of approximately $66,000 are due on the first day of each month.  The mortgage matures on June 1, 2030, at which time it is scheduled to be fully amortized. The lender can exercise a call option on the mortgage on May 1, 2012 and every fifth anniversary thereafter. The Partnership paid loan costs of approximately $125,000, which were capitalized and included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

On May 27, 2005 the Partnership refinanced the mortgage encumbering Sandspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $8,859,000 with a new mortgage of $11,000,000. The new mortgage has a rate equal to the one-month LIBOR plus 145 basis points (6.14% at December 31, 2005) compared to the prior fixed interest rate of 8.33%. The mortgage requires interest only payments until the loan matures on June 1, 2007.  The Partnership has the option to extend the maturity date of the mortgage for two additional six-month terms. In addition, the loan requires monthly escrow deposits and the Partnership was required to establish a repair escrow of approximately $370,000 at the closing.  The Partnership paid costs of approximately $140,000, which were capitalized and included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  The Partnership currently expects to budget approximately $1,150,000 for 2006 related to the redevelopment project at Tamarind Bay Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Tamarind Bay and Greenspoint Apartments of approximately $15,018,000 matures in September 2021 and June 2030, at which time the loans are scheduled to be fully amortized. The lender can exercise a call option on the Greenspoint mortgage on May 1, 2012 and every fifth anniversary thereafter. The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Woods Lake Apartments of approximately $18,824,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The mortgage indebtedness encumbering Sandspoint Apartments of approximately $11,000,000 matures in June 2007 at which time the entire principal balance of the loan is due. The Partnership has the option to extend the maturity date of the mortgage for two additional six-month terms. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the years ended December 31, 2005 and 2004, the Partnership distributed the following amounts (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2005	Unit	December 31, 2004	Unit

Operations	$ --	$ --	$ 600	$ 5.92

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment project ongoing at Tamarind Bay Apartments it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,667.66 limited partnership units (the "Units") in the Partnership representing 65.70% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.

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

Financial Statements

CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XIX

We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX as of December 31, 2005, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 2,568
Receivables and deposits		529
Restricted escrows		1,181
Other assets		1,238
Investment properties (Notes B, E, F, G, and I):
Land	$ 8,774
Buildings and related personal property	78,006
	86,780
Less accumulated depreciation	(52,281)	34,499
		$ 40,015

Liabilities and Partners' (Deficiency) Capital

Liabilities
Accounts payable		$ 926
Tenant security deposits payable		245
Accrued property taxes		167
Other liabilities		505
Mortgage notes payable (Note B)		44,842

Partners' (Deficiency) Capital
General partner	$ (9,787)
Limited partners (89,292 units issued and
and outstanding)	3,117	(6,670)
		$ 40,015

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 10,937	$ 10,072
Other income	1,308	1,483
Casualty gains (Note G)	26	--
Total revenues	12,271	11,555

Expenses:
Operating	6,296	5,592
General and administrative	446	419
Depreciation	2,996	2,925
Interest	2,553	2,669
Property taxes	904	890
Total expenses	13,195	12,495

Loss from continuing operations	(924)	(940)
Loss from discontinued operations (Note A)	(43)	(112)
Gain on sale of discontinued operations (Note E)	2,750	--
Net income (loss) (Note C)	$ 1,783	$ (1,052)

Net income (loss) allocated to general partner	$ 210	$ (124)
Net income (loss) allocated to limited partners	1,573	(928)
	$ 1,783	$ (1,052)
Per limited partnership unit:
Loss from continuing operations	$ (9.13)	$ (9.28)
Loss from discontinued operations	(.41)	(1.11)
Gain on sale of discontinued operations	27.16	--
	$ 17.62	$ (10.39)

Distributions per limited partnership unit	$ --	$ 5.92

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except per unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$ 89,292	$ 89,292

Partners' (deficiency) capital at
December 31, 2003	89,292	$(9,802)	$ 3,001	$ (6,801)

Distribution paid to partners	--	(71)	(529)	(600)

Net loss for the year ended
December 31, 2004	--	(124)	(928)	(1,052)

Partners' (deficiency) capital at
December 31, 2004	89,292	(9,997)	1,544	(8,453)

Net income for the year ended
December 31, 2005	--	210	1,573	1,783

Partners' (deficiency) capital at
December 31, 2005	89,292	$(9,787)	$ 3,117	$ (6,670)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 1,783	$ (1,052)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	3,027	3,191
Amortization of loan costs	144	121
Gain on sale of discontinued operations	(2,750)	--
Loss on early extinguishment of debt	3	--
Casualty (gains) loss	(26)	8
Bad debt expense	274	665
Change in accounts:
Receivables and deposits	(394)	(821)
Other assets	71	(61)
Accounts payable	22	(135)
Tenant security deposits payable	(40)	(35)
Accrued property taxes	(108)	97
Due to affiliate	(74)	74
Due to former affiliate	--	(376)
Other liabilities	(24)	27
Net cash provided by operating activities	1,908	1,703

Cash flows from investing activities:
Property improvements and replacements	(4,227)	(1,394)
Net proceeds from sale of discontinued operations	6,462	--
Net insurance proceeds received	46	--
Net deposits to restricted escrows	(321)	(38)
Net cash provided by (used in) investing activities	1,960	(1,432)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,142)	(1,185)
Repayment of mortgage notes payable	(21,629)	--
Proceeds from mortgage notes payable	22,000	--
Distributions to partners	--	(600)
Advances received from affiliate	944	854
Repayment of advances from affiliate	(1,732)	(66)
Loan costs paid	(265)	--
Net cash used in financing activities	(1,824)	(997)

Net increase (decrease) in cash and cash equivalents	2,044	(726)
Cash and cash equivalents at beginning of the year	524	1,250
Cash and cash equivalents at end of the year	$ 2,568	$ 524
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,818	$ 3,001
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 681	$ 110

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary Significant Accounting Policies

Organization

Century Properties Fund XIX (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes.  As of December 31, 2005, the Partnership operated six residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.  The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The term of the Partnership is scheduled to expire on December 31, 2024.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statements of operations for the years ended December 31, 2005 and 2004 reflect the operations of Misty Woods Apartments as loss from discontinued operations due to the sale of the property on October 26, 2005.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of Misty Woods CPF 19, LLC, a limited liability company in which the Partnership ultimately owns a 100% interest. All significant inter-entity transactions have been eliminated.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $42,845,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $2,396,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows

Repair Reserve - At the time of the refinancing of the mortgages encumbering Vinings Peak, Wood Lake and Plantation Crossing Apartments in June 2003 and Sandpoint Apartments in 2005, the Partnership was required to establish reserves to cover necessary repairs at the respective properties. As of December 31, 2005, the balance of the reserves was approximately $1,181,000.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Properties

Investment properties consists of six apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  During the year ended December 31, 2005, the Partnership capitalized interest of approximately $16,000, property taxes of approximately $1,000, and operating costs of approximately $1,000. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the year ended December 31, 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $431,000 and $444,000 for the years ended December 31, 2005 and 2004, respectively, are included in operating expense and loss from discontinued operations.

Deferred Costs

Loan costs of approximately $1,050,000, net of accumulated amortization of approximately $230,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements and with respect to Greenspoint Apartments through the first call date in May of 2012. The total amortization expense for the years ended December 31, 2005 and 2004 was approximately $144,000 and $121,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $155,000 in 2006, $121,000 in 2007 and $88,000 from 2008 through 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Wood Lake
Apartments	$ 6,904	$ 47	4.41%	07/01/13	$ 4,592
Greenspoint
Apartments	10,893	66	5.31%	05/01/12(2)	9,262
Sandspoint
Apartments	11,000	55	(1)	06/01/07	11,000
Vinings Peak
Apartments	7,796	53	4.41%	07/01/13	5,186
Plantation Crossing
Apartments	4,124	28	4.41%	07/01/13	2,743
Tamarind Bay
Apartments	4,125	36	7.06%	09/01/21	--
	$44,842	$285			$32,783

(1)

The mortgage was refinanced at a variable interest rate equal to the one-month LIBOR rate plus 145 basis points (6.14% at December 31, 2005).

(2)

The Partnership anticipates the mortgage lender to exercise its option to call the mortgage due in full on the first call date of May 1, 2012. The mortgage has a stated maturity date of June 1, 2030.

On May 17, 2005 the Partnership refinanced the mortgage encumbering Greenspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,977,000 with a new mortgage of $11,000,000. The mortgage was refinanced at a fixed interest rate of 5.31% compared to the prior fixed interest rate of 8.33%. Payments of approximately $66,000 are due on the first day of each month.  The mortgage matures on June 1, 2030, at which time it is scheduled to be fully amortized. The lender can exercise a call option on the mortgage on May 1, 2012 and every fifth anniversary thereafter. The Partnership paid loan costs of approximately $125,000, which were capitalized and included in other assets.

On May 27, 2005 the Partnership refinanced the mortgage encumbering Sandspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $8,859,000 with a new mortgage of $11,000,000. The new mortgage has a rate equal to the one-month LIBOR plus 145 basis points (6.14% at December 31, 2005) compared to the prior fixed interest rate of 8.33%. The mortgage requires interest only payments until the loan matures on June 1, 2007.  The Partnership has the option to extend the maturity date of the mortgage for two additional six-month terms. In addition, the loan requires monthly escrow deposits and the Partnership was required to establish a repair escrow of approximately $370,000 at the closing.  The Partnership paid loan costs of approximately $140,000, which were capitalized and included in other assets.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005, are as follows (in thousands):

2006	$ 1,095
2007	12,151
2008	1,210
2009	1,271
2010	1,336
Thereafter	27,779
$44,842

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income for the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	2005	2004
Net income (loss) as reported	$ 1,783	$ (1,052)
Add (deduct):
Depreciation differences	1,946	1,622
Gain on sale of investment property	2,473	--
Unearned income	5	22
Other	(49)	(86)
Federal taxable income	$ 6,158	$ 506

Federal taxable income per limited partnership unit	$ 60.71	$ 5.00

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

2005

Net liabilities as reported	$ (6,670)
Land and buildings	(4,911)
Accumulated depreciation	(13,678)
Deferred Sales Commission	7,947
Syndication and distribution costs	4,451
Other	297

Net liabilities - Federal tax basis	$(12,564)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $661,000 and $632,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $194,000 and $180,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the year ended December 31, 2004, approximately $60,000 was paid to the Managing General Partner and is included in distributions to the Managing General Partner. No fee was earned during the year ended December 31, 2005 because there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2005 this credit limit was exceeded by the Managing General Partner. During the years ended December 31, 2005 and 2004 an affiliate of the Managing General Partner advanced the Partnership approximately $944,000 and $854,000, respectively, to pay property taxes at several properties, redevelopment costs at Tamarind Bay Apartments and operating expenses at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 9.25% at December 31, 2005. Interest expense was approximately $35,000 and $19,000 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Partnership repaid approximately $1,732,000 in principal and interest with the refinancing proceeds from Greenspoint Apartments. A payment of approximately $66,000 was made on the loan during the year ended December 31, 2004. There is no balance due at December 31, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership paid AIMCO and its affiliates approximately $207,000 and $191,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,667.66 limited partnership units (the "Units") in the Partnership representing 65.70% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Sale of Investment Property

In October 2005, the Partnership sold Misty Woods Apartments to a third party, for net proceeds of approximately $6,642,000 after payment of closing costs. The Partnership used approximately $4,793,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,750,000 as a result of the sale. The property's operations are shown as loss from discontinued operations and include revenues of approximately $1,071,000 and $1,281,000 for the years ended December 31, 2005 and 2004, respectively. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.

Note F – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood Lake Apartments	$ 6,904	$ 1,206	$10,980	$ 2,359
Greenspoint Apartments	10,893	2,165	11,199	2,321
Sandspoint Apartments	11,000	2,124	13,158	3,826
Vinings Peak Apartments	7,796	1,632	12,321	2,981
Plantation Crossing
Apartments	4,124	1,062	7,576	2,280
Tamarind Bay Apartments	4,125	634	6,485	2,471
	$44,842	$ 8,823	$61,719	$16,238

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related			Year of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life-Years
				(in thousands)

Wood Lake Apartments	$ 1,206	$13,339	$14,545	$ 9,498	1983	12/83	5-30
Greenspoint
Apartments	2,140	13,545	15,685	9,298	1984	2/84	5-30
Sandspoint Apartments	2,147	16,961	19,108	10,837	1984	2/84	5-30
Vinings Peak
Apartments	1,632	15,302	16,934	10,347	1982	4/84	5-30
Plantation Crossing
Apartments	1,062	9,856	10,918	6,795	1980	6/84	5-30
Tamarind Bay
Apartments	587	9,003	9,590	5,506	1981	7/84	5-30
	$ 8,774	$78,006	$86,780	$52,281

During the year ended December 31, 2005, the Managing General Partner began a major redevelopment project at Tamarind Bay Apartments. The property has had difficulty staying competitive and needed to be updated. Therefore, in an effort to increase occupancy and become competitive in the local market, a significant redevelopment project has been started and is expected to be completed in May 2006. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property. As of December 31, 2005, approximately $16,000 of interest, approximately $1,000 of real estate taxes and approximately $1,000 of operating costs have been capitalized.

The total cost of the redevelopment is expected to be approximately $2,440,000, approximately $1,290,000 of which was completed during the year ended December 31, 2005. The project is being funded by advances from an affiliate of the Managing General Partner and Partnership reserves. It is expected that the redevelopment will continue to be funded from operating cash flow and Partnership reserves.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$82,432	$89,756
Property improvements	4,445	1,504
Disposal of assets	(97)	(25)
Assets held for sale	--	(8,803)
Balance at end of year	$86,780	$82,432

Accumulated Depreciation
Balance at beginning of year	$49,335	$51,636
Additions charged to expense	2,996	3,191
Disposal of assets	(50)	(17)
Assets held for sale	--	(5,475)
Balance at end of year	$52,281	$49,335

(1)

Misty Woods was previously disclosed as assets held for sale at December 31, 2004.

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2005 and 2004, is approximately $81,869,000 and $77,472,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2005 and 2004, is approximately $65,959,000 and $64,950,000, respectively.

Note G – Casualty Events

In September 2005, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $29,000 of property improvements and replacements and approximately $4,000 of accumulated depreciation were written off during the year ended December 31, 2005. The property received approximately $27,000 in proceeds from the insurance company subsequent to December 31, 2005 to repair the damaged units. The Partnership recognized a casualty loss of approximately $2,000 during 2005, which is included in operating expenses.

In December 2004, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of a fire.  As a result of the damages, approximately $23,000 of property improvements and replacements and approximately $16,000 of accumulated depreciation were written off during the year ended December 31, 2005. The property received approximately $33,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $26,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

In 2004, Tamarind Bay Apartments experienced damage from Hurricanes Frances, Charlie, and Jeanne.  The Partnership estimated the total damage costs from Hurricane Jeanne were approximately $131,000, which the Partnership expected to be partially covered by insurance proceeds.  During 2004, the Partnership recognized a casualty loss of approximately $8,000 related to damages from Hurricane Frances.  During the year ended December 31, 2005, the Partnership revised the estimated damages to the building and as a result, reversed the write off of net assets and associated casualty loss.  The income of approximately $20,000 is included in operating expense.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Note I – Subsequent Event

Subsequent to December 31, 2005, the Partnership entered into a purchase and sale contract with a third party to sell Sandspoint Apartments for a sales price of $26,400,000. The sale is expected to close during the second quarter of 2006. At December 31, 2005, the Partnership had a net book value of investment property of approximately $8,271,000 and a mortgage balance of approximately $11,000,000 related to Sandspoint Apartments. The property had a loss from operations of approximately $393,000 and $183,000 for the years ended December 31, 2005 and 2004, which included revenues of approximately $2,702,000 and $2,718,000, respectively.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Neither Century Properties Fund XIX (the “Partnership” or the “Registrant”) nor Fox Partners II (“Fox”), the general partner of the Partnership, has any directors or officers. Fox Capital Management Corporation (“FCMC” or the “Managing General Partner”), the managing general partner of Fox, manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any directors or officers.

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Partnership as of December 31, 2005.

Entity	Number of Units	Percent of Total

AIMCO IPLP, L.P.	25,228.66	28.25%
(an affiliate of AIMCO)
Fox Capital Management Corporation	100.00	0.11%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	4,892.00	5.48%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	28,447.00	31.86%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $661,000 and $632,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $194,000 and $180,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the year ended December 31, 2004, approximately $60,000 was paid to the Managing General Partner and is included in distributions to the Managing General Partner. No fee was earned during the year ended December 31, 2005 because there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2005 this credit limit was exceeded by the Managing General Partner. During the years ended December 31, 2005 and 2004 an affiliate of the Managing General Partner advanced the Partnership approximately $944,000 and $854,000, respectively, to pay property taxes at several properties, redevelopment costs at Tamarind Bay Apartments and operating expenses at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 9.25% at December 31, 2005. Interest expense was approximately $35,000 and 19,000 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the Partnership repaid approximately $1,732,000 in principal and interest with the refinancing proceeds from Greenspoint Apartments. A payment of approximately $66,000 was made on the loan during the year ended December 31, 2004. There is no balance due at December 31, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership paid AIMCO and its affiliates approximately $207,000 and $191,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,667.66 limited partnership units (the "Units") in the Partnership representing 65.70% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.70% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $67,000 and $61,000 for 2005 and 2004, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $22,000 and $21,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIX

By: FOX PARTNERS II
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 29, 2006

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 29, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 29, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 29, 2006
Stephen B. Waters

CENTURY PROPERTIES FUND XIX

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

10.12

Multifamily Note dated August 30, 2001 between GMAC Commercial Mortgage Corporation and Century Properties Fund XIX for the refinance of Tamarind Bay Apartments (formerly known as Sunrunner Apartments), incorporated by reference to Exhibit 10.12 on Form 8-K dated August 30, 2001.

10.13

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., for the refinance of Plantation Crossing Apartments, incorporated by reference to Exhibit 10.13 to Form 8-K dated June 25, 2003.

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

10.16

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., for the refinance of Vinings Peak Apartments, incorporated by reference to Exhibit 10.16 to Form 8-K dated June 25, 2003.

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

10.19

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., for the refinance of Wood Lake Apartments incorporated by reference to Exhibit 10.19 to Form 8-K dated June 25, 2003.

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

10.31

Purchase and Sale Contract between Century Woods CPF 19 Limited Partnership and Juniper Investment Group, Ltd., dated May 19, 2005, incorporated by reference to Exhibit 10.31 to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

10.32

First Amendment to Purchase and Sale Contract – Century Woods CPF 19 Limited Partnership, dated June 7, 2005, incorporated by reference to Exhibit 10.32 to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

10.33

Second Amendment to Purchase and Sale Contract – Century Woods CPF 19 Limited Partnership, dated July 7, 2005, incorporated by reference to Exhibit 10.33 to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

10.34

Third Amendment to Purchase and Sale Contract – Century Woods CPF 19 Limited Partnership, dated July 26, 2005, incorporated by reference to Exhibit 10.34 to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

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

Date:  March 29, 2006

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

Date:  March 29, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XIX (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 29, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 29, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.