Form 10QSB
period 2006-03-31
CENTURY PROPERTIES FUND XIX
filed 2006-05-15
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 2,108
Receivables and deposits		547
Restricted escrows		1,168
Other assets		1,207
Assets held for sale (Notes A and E)		8,260
Investment properties:
Land	$ 6,627
Buildings and related personal property	61,918
	68,545
Less accumulated depreciation	(42,064)	26,481
		$ 39,771
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 765
Tenant security deposits payable		175
Accrued property taxes		355
Other liabilities		458
Mortgage notes payable		33,573
Liabilities related to assets held for sale
(Notes A and E)		11,186
Partners' (Deficiency) Capital
General partner	$ (9,795)
Limited partners (89,292 units issued and
outstanding)	3,054	(6,741)
		$ 39,771

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
		(Restated)
Revenues:
Rental income	$ 2,202	$ 2,118
Other income	231	232
Casualty gain (Note C)	--	16
Total revenues	2,433	2,366

Expenses:
Operating	1,242	1,049
General and administrative	114	113
Depreciation	620	575
Interest	430	494
Property tax	119	192
Total expenses	2,525	2,423

Loss from continuing operations	(92)	(57)
Income (loss) from discontinued
operations (Note A)	21	(138)

Net loss	$ (71)	$ (195)

Net loss allocated to general partner	$ (8)	$ (24)
Net loss allocated to limited partners	(63)	(171)

	$ (71)	$ (195)
Per limited partnership unit:
Loss from continuing operations	$ (0.92)	$ (0.56)
Income (loss) from discontinued operations	0.21	(1.36)

Net loss per limited partnership unit	$ (0.71)	$ (1.92)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$89,292	$89,292

Partners' (deficiency) capital
at December 31, 2005	89,292	$ (9,787)	$ 3,117	$(6,670)

Net loss for the three months
ended March 31, 2006	--	(8)	(63)	(71)

Partners' (deficiency) capital
at March 31, 2006	89,292	$ (9,795)	$ 3,054	$(6,741)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (71)	$ (195)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	800	739
Amortization of loan costs	39	27
Casualty gain	--	(16)
Bad debt expense	26	75
Change in accounts:
Receivables and deposits	(151)	(45)
Other assets	(92)	(118)
Accounts payable	45	45
Tenant security deposits payable	10	3
Accrued property taxes	237	160
Other liabilities	10	(68)
Due to affiliates	--	(42)
Net cash provided by operating activities	853	565

Cash flows from investing activities:
Property improvements and replacements	(1,083)	(404)
Net insurance proceeds received	26	23
Net withdrawals from restricted escrows	13	16
Net cash used in investing activities	(1,044)	(365)

Cash flows from financing activities:
Payments on mortgage notes payable	(269)	(319)
Advances from affiliates	--	130
Net cash used in financing activities	(269)	(189)

Net (decrease) increase in cash and cash equivalents	(460)	11
Cash and cash equivalents at beginning of period	2,568	524
Cash and cash equivalents at end of period	$ 2,108	$ 535

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 531	$ 754

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 475	$ 40

At December 31, 2005 accounts payable included approximately $681,000 for property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2005 reflects the operations of Misty Woods Apartments, income of approximately $35,000, as income (loss) from discontinued operations due to its sale in October 2005 and include approximately $335,000 of revenues generated by the property.  In addition, the accompanying consolidated statement of operations has been restated as of January 1, 2005 to reflect the operations of Sandspoint Apartments as income (loss) from discontinued operations due to the sale of the property to a third party on April 21, 2006 (see Note E).  The operations of Sandspoint Apartments for the three months ended March 31, 2006 and 2005 were income of approximately $21,000 and a loss of approximately $173,000, respectively, and include approximately $791,000 and $585,000, respectively, of revenues generated by the property.  The assets and liabilities of the property are shown as held for sale on the accompanying consolidated balance sheet.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Partnership adopted SFAS No. 154 effective January 1, 2006.  The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $161,000 and $163,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $53,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fee was earned during the three months ended March 31, 2006 and 2005 as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. There were no such advances during the three months ended March 31, 2006.  During the three months ended March 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $130,000.  This advance was used to pay property taxes at one of the Partnership’s properties and operating expenses at another.  Interest on the credit line is charged at the prime rate plus 2% or 9.75% at March 31, 2006. No interest was charged during the three months ended March 31, 2006. Interest expense was approximately $16,000 for the three months ended March 31, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $243,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $207,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Casualties

In December 2004, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of a fire.  As a result of the damage, approximately $23,000 of property improvements and replacements and approximately $16,000 of accumulated depreciation were written off during the three months ended March 31, 2005. The property received approximately $23,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $16,000 as a result of the difference between the proceeds received and the net book value of the damaged assets.

In 2004, Tamarind Bay Apartments experienced damage from Hurricanes Frances and Jeanne.  The Partnership estimated total damage costs from Hurricane Jeanne were approximately $131,000, which the Partnership expected to be partially covered by insurance proceeds.  During the three months ended March 31, 2005, the Partnership revised the estimated damages to the building and as a result, reversed the write off of net assets and associated casualty loss.  The income of approximately $8,000 was included in operating expense.

In September 2005, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $25,000 of undepreciated damaged assets were written off during the year ended December 31, 2005.  The Partnership recognized a casualty loss of approximately $2,000 during 2005, which was included in operating expenses.  During the three months ended March 31, 2006, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $3,000, which is included in operating expenses.

In January 2006, Plantation Crossing Apartments experienced damage from a storm. At March 31, 2006, the Partnership estimates damage costs of approximately $75,000.  The Managing General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event. Subsequent to March 31, 2006, the property received approximately $32,000 of insurance proceeds.

Note D – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Note E – Subsequent Event

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,159,000 and a loss on the early extinguishment of debt of approximately $78,000 during the second quarter of 2006. The property’s operations, income of approximately $21,000 and a loss of approximately $173,000 for the three months ended March 31, 2006 and 2005, respectively, are included in income(loss) from discontinued operations.  Also included in income (loss) from discontinued operations are revenues of approximately $791,000 and $585,000 for the three months ended March 31, 2006 and 2005, respectively. The Managing General Partner is evaluating the cash requirements of the Partnership to determine whether any portion of the net proceeds will be distributed to the partners.

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

The Partnership's investment properties, excluding one property held for sale, consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Tamarind Bay Apartments	98%	98%
St. Petersburg, Florida
Vinings Peak Apartments (1)	85%	96%
Atlanta, Georgia
Plantation Crossing	90%	90%
Atlanta, Georgia
Wood Lake Apartments	92%	94%
Atlanta, Georgia
Greenspoint Apartments (2)	98%	92%
Phoenix, Arizona

(1)

The Managing General Partner attributes the decrease in occupancy at Vinings Peak Apartments to an increase in area housing costs and the elimination of short term leases.

(2)

The Managing General Partner attributes the increase in occupancy at Greenspoint Apartments to favorable market conditions and increased marketing efforts by local management.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 and 2005 was approximately $71,000 and $195,000, respectively. The decrease in the net loss is a result of an increase in total revenues and a decrease in loss from discontinued operations partially offset by an increase in total expenses.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2005 reflect the operations of Misty Woods Apartments, income of approximately $35,000, as income (loss) from discontinued operations due to its sale in October 2005 which include approximately $335,000 of revenues generated by the property.  In addition, the accompanying consolidated statement of operations has been restated as of January 1, 2005 to reflect the operations of Sandspoint Apartments as income (loss) from discontinued operations due to the sale of the property to a third party on April 21, 2006 (see Item 1. Financial Statements - Note E).  The operations of Sandspoint Apartments for the three months ended March 31, 2006 and 2005 were income of approximately $21,000 and a loss of approximately $173,000, respectively, and include approximately $791,000 and $585,000, respectively, of revenues generated by the property.

Excluding the discontinued operations, the Partnership’s loss from continuing operations for the three months ended March 31, 2006 and 2005 was approximately $92,000 and $57,000, respectively.  The increase in loss from continuing operations for the three month period is due to an increase in total expenses partially offset by an increase in total revenues.

The increase in total revenues for the three months ended March 31, 2006 is due to an increase in rental income partially offset by the recognition of a casualty gain in 2005.  Rental income increased due to an increase in occupancy at Greenspoint Apartments, an increase in the average rental rates at four investment properties and a decrease in bad debt expense at Vinings Peak and Woodlake Apartments partially offset by a decrease in occupancy at Vinings Peak and Woodlake Apartments.

In December 2004, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of a fire.  As a result of the damage, approximately $23,000 of property improvements and replacements and approximately $16,000 of accumulated depreciation were written off during the three months ended March 31, 2005. The property received approximately $23,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $16,000 as a result of the difference between the proceeds received and the net book value of the damaged assets.

In 2004, Tamarind Bay Apartments experienced damage from Hurricanes Frances and Jeanne.  The Partnership estimated total damage costs from Hurricane Jeanne were approximately $131,000, which the Partnership expected to be partially covered by insurance proceeds.  During the three months ended March 31, 2005, the Partnership revised the estimated damages to the building and as a result, reversed the write off of net assets and associated casualty loss.  The income of approximately $8,000 is included in operating expense.

In September 2005, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $25,000 of undepreciated damaged assets were written off during the year ended December 31, 2005.  The Partnership recognized a casualty loss of approximately $2,000 during 2005, which was included in operating expenses.  During the three months ended March 31, 2006, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $3,000, which is included in operating expenses.

In January 2006, Plantation Crossing Apartments experienced damage from a storm. At March 31, 2006, the Partnership estimates damage costs of approximately $75,000.  The Managing General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event. Subsequent to March 31, 2006, the property received approximately $32,000 of insurance proceeds.

Total expenses for the three months ended March 31, 2006 increased due to increases in operating and depreciation expenses partially offset by decreases in property tax and interest expense.  Operating expense increased due to increases in property and insurance expenses with a slight decrease in maintenance expense. Property expense increased due to increases in employee salaries and related benefits at four of the investment properties and an increase in contract services at Vinings Peak and Plantation Crossing Apartments.  Insurance expense increased as a result of the increases in the insurance premiums at all of the investment properties.  Maintenance expense decreased due to a decrease in contract services at Vinings Peak and Wood Lake Apartments and a decrease in landscaping repairs at Greenspoint Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months at the investment properties.   Property tax expense decreased primarily due to the receipt of a property tax refund at Greenspoint Apartments.  Interest expense decreased due to the refinancing of Greenspoint Apartments in May 2005 at lower interest rates, scheduled principal payments on the mortgages encumbering the investment properties which reduced the carrying balance of the loans, and a decrease in interest on advances from an affiliate of the Managing General Partner.

Included in general and administrative expense for the three months ended March 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $2,108,000 compared to approximately $535,000 at March 31, 2005. For the three months ended March 31, 2006, cash and cash equivalents decreased approximately $460,000 from December 31, 2005 due to approximately $1,044,000 and $269,000 of cash used in investing and financing activities, respectively, partially offset by approximately $853,000 of cash provided by operating activities. Net cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received and net withdrawals from restricted escrows. Net cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. There were no such advances during the three months ended March 31, 2006.  During the three months ended March 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $130,000.  This advance was used to pay property taxes at one of the Partnership’s properties and operating expenses at another.  Interest on the credit line is charged at the prime rate plus 2% or 9.75% at March 31, 2006. No interest was charged during the three months ended March 31, 2006. Interest expense was approximately $16,000 for the three months ended March 31, 2005.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership’s properties are detailed below.

Wood Lake Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $111,000 of capital improvements at the property consisting primarily of floor covering, appliance and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $69,000 of capital improvements at the property consisting primarily of furniture and fixture upgrades, interior lighting, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sandspoint Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $3,000 of capital improvements at the property consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on April 21, 2006.

Vinings Peak Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $127,000 of capital improvements at the property consisting primarily of roof, heating unit, floor covering, and appliance replacements. These improvements were funded from insurance proceeds and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $93,000 of capital improvements at the property consisting primarily of casualty repairs, and floor covering and signage replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $389,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property, which includes capitalization of construction period  interest costs of approximately $13,000 for the three months ended March 31, 2006. Additional capital improvements of approximately $85,000 were also completed which consisted primarily of kitchen and bath upgrades, appliance replacements, interior painting, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in June 2006 at a total estimated cost of approximately $2,455,000 of which approximately $1,679,000 was completed as of March 31, 2006.  The balance of the costs associated with the redevelopment of approximately $776,000 are expected to be funded from operating cash flow and Partnership reserves. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Tamarind Bay and Greenspoint Apartments of approximately $4,089,000 and $10,839,000 matures in September 2021 and June 2030, at which time the loans are scheduled to be fully amortized. The lender can exercise a call option on the Greenspoint mortgage on May 1, 2012 and every fifth anniversary thereafter. The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Woods Lake Apartments of approximately $18,645,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The mortgage indebtedness encumbering Sandspoint Apartments of approximately $11,000,000 matures in June 2007 at which time the entire principal balance of the loan is due. Subsequent to March 31, 2006, Sandspoint Apartments was sold to a third party and the mortgage was repaid from sales proceeds. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the three months ended March 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. The Managing General Partner is evaluating the cash requirements of the Partnership to determine whether any portion of the net proceeds will be distributed to the partners.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,717.66 limited partnership units (the "Units") in the Partnership representing 65.76% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.76% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

May 12, 2006

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

10.12

Multifamily Note dated August 30, 2001 between GMAC Commercial Mortgage Corporation and Century Properties Fund XIX for the refinance of Tamarind Bay Apartments, incorporated by reference to Exhibit 10.12 on Form 8-K dated August 30, 2001.

10.13

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.13 on Form 8-K dated June 25, 2003.

10.14

Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.14 on Form 8-K dated June 25, 2003.

10.15

Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.15 on Form 8-K dated June 25, 2003.

10.16

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.16 on Form 8-K dated June 25, 2003.

10.17

Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.17 on Form 8-K dated June 25, 2003.

10.18

Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.18 to Form 8-K dated June 25, 2003.

10.19

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.19 on Form 8-K dated June 25, 2003.

10.20

Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.20 on Form 8-K dated June 25, 2003.

10.21

Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Exhibit 10.21 on Form 8-K dated June 25, 2003.

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

10.35

Purchase and Sale Contract between Century Properties Fund XIX and FF Realty LLC, dated February 20, 2006, incorporated by reference to Form 8-K dated February 20, 2006.

10.36

First Amendment to the Purchase and Sale Contract between Century Properties Fund XIX and FF Realty, LLC, dated March 27, 2006, incorporated by reference to Form 8-K dated March 22, 2006.

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

       /s/Martha L. Long

Name:  Martha L. Long

Date:  May 12, 2006

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.