Form 10QSB
period 2006-06-30
CENTURY PROPERTIES FUND XIX
filed 2006-08-14
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 5,315
Receivables and deposits		360
Restricted escrows		767
Other assets		1,179
Investment properties:
Land	$ 6,627
Buildings and related personal property	62,540
	69,167
Less accumulated depreciation	(42,699)	26,468
		$ 34,089
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 221
Tenant security deposit liabilities		187
Accrued property taxes		376
Other liabilities		426
Mortgage notes payable		36,338

Partners' (Deficiency) Capital
General partner	$ (8,065)
Limited partners (89,292 units issued and
outstanding)	4,606	(3,459)
		$ 34,089

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 2,269	$ 2,145	$ 4,471	$ 4,263
Other income	303	223	534	455
Casualty gain (Note C)	23	10	23	26
Total revenues	2,595	2,378	5,028	4,744

Expenses:
Operating	1,271	1,165	2,513	2,214
General and administrative	113	109	227	222
Depreciation	655	574	1,275	1,149
Interest	435	483	865	977
Property taxes	186	199	305	391
Total expenses	2,660	2,530	5,185	4,953

Loss from continuing operations	(65)	(152)	(157)	(209)
Loss from discontinued
operations (Notes A and D)	(260)	(118)	(239)	(256)
Gain on sale of discontinued
Operations (Note D)	17,314	--	17,314	--
Net income (loss)	$16,989	$ (270)	$16,918	$ (465)

Net income (loss) allocated to
general partner	$ 2,005	$ (32)	$ 1,996	$ (55)
Net income (loss) allocated to
limited partners	14,984	(238)	14,922	(410)

	$16,989	$ (270)	$16,918	$ (465)

Per limited partnership unit:
Loss from continuing operations	$ (0.63)	$ (1.50)	$ (1.55)	$ (2.06)
Loss from discontinued
operations	(2.58)	(1.17)	(2.36)	(2.52)
Gain on sale of discontinued
operations	171.02	--	171.02	--
Net income (loss)	$167.81	$ (2.67)	$167.11	$ (4.58)

Distribution per limited
partnership unit	$150.44	$ --	$150.44	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$89,292	$89,292

Partners' (deficiency) capital
at December 31, 2005	89,292	$ (9,787)	$ 3,117	$(6,670)

Distributions to Partners		(274)	(13,433)	(13,707)

Net income for the six months
ended June 30, 2006	--	1,996	14,922	16,918

Partners' (deficiency) capital
at June 30, 2006	89,292	$ (8,065)	$ 4,606	$(3,459)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 16,918	$ (465)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	1,514	1,479
Amortization of loan costs	66	61
Gain on sale of investment property	(17,314)	--
Loss on early extinguishment of debt	78	--
Casualty gain	(23)	(26)
Change in accounts:
Receivables and deposits	143	(91)
Other assets	--	(118)
Accounts payable	(107)	(71)
Tenant security deposit liabilities	(58)	7
Accrued property taxes	209	264
Due to affiliates	--	(75)
Other liabilities	(79)	1
Net cash provided by operating activities	1,347	966

Cash flows from investing activities:
Property improvements and replacements	(2,128)	(1,274)
Net insurance proceeds received	57	33
Net withdrawals from (deposits to) restricted escrows	414	(377)
Net proceeds from sale of property	25,353	--
Net cash provided by (used in) investing activities	23,696	(1,618)

Cash flows from financing activities:
Payments on mortgage notes payable	(554)	(590)
Repayment of mortgage notes payable	(11,000)	(16,836)
Proceeds from mortgage notes payable	3,050	22,000
Distributions to partners	(13,707)	--
Advances from affiliates	--	622
Repayment of advances from affiliates	--	(1,409)
Loan costs paid	(85)	(246)
Net cash (used in) provided by financing activities	(22,296)	3,541

Net increase in cash and cash equivalents	2,747	2,889
Cash and cash equivalents at beginning of period	2,568	524
Cash and cash equivalents at end of period	$ 5,315	$ 3,413

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,091	$ 1,433

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 95	$ 398

Approximately $681,000 and $110,000 of property improvements and replacements included in accounts payable at December 31, 2005 and 2004, respectively, were included in property improvements and replacements for the six months ended June 30, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II (“General Partner”), a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2005 reflect the operations of Misty Woods Apartments, income of approximately $9,000 and $44,000, as income from discontinued operations due to its sale in October 2005 and includes approximately $331,000 and $666,000 of revenues generated by the property.  In addition, the accompanying consolidated statements of operations have been restated as of January 1, 2005 to reflect the operations of Sandspoint Apartments as loss from discontinued operations due to the sale of the property to a third party on April 21, 2006 (see Note D).  The operations of Sandspoint Apartments for the three and six months ended June 30, 2006 and 2005 were losses of approximately $260,000 and $239,000 and $127,000 and $300,000,  respectively.  Also included in loss from discontinued operations for the three and six months ended June 30, 2006 and 2005 were approximately $146,000 and $937,000 and $653,000 and $1,238,000, respectively, of revenues generated by the property.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $297,000 and $327,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $96,000 and $99,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fee was earned during the six months ended June 30, 2006 and 2005 as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. There were no advances during the six months ended June 30, 2006.  During the six months ended June 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $622,000 to pay property taxes and operating expenses at several investment properties. During the six months ended June 30, 2005, the Partnership paid approximately $1,458,000 in advances and accrued interest with the refinancing proceeds from Greenspoint Apartments. Interest on the credit line was charged at the prime rate plus 2%. Interest expense was approximately $34,000 for the six months ended June 30, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $289,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $207,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C - Casualties

In December 2004, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of a fire.  As a result of the damage, approximately $23,000 of property improvements and replacements and approximately $16,000 of accumulated depreciation were written off during the six months ended June 30, 2005. The property received approximately $33,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $26,000 as a result of the difference between the proceeds received and the net book value of the damaged assets.

In 2004, Tamarind Bay Apartments experienced damage from Hurricanes Frances and Jeanne.  The Partnership estimated total damage costs from Hurricane Jeanne were approximately $131,000, which the Partnership expected to be partially covered by insurance proceeds.  During the six months ended June 30, 2005, the Partnership revised the estimated damages to the building and as a result, reversed the 2004 write off of net assets and associated casualty loss.  The income of approximately $8,000 was included in operating expense.

In September 2005, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $25,000 of undepreciated damaged assets were written off during the year ended December 31, 2005.  The Partnership recognized a casualty loss of approximately $2,000 during 2005, which was included in operating expenses.  During the six months ended June 30, 2006, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $3,000, which is included in operating expenses.

In January 2006, Plantation Crossing Apartments experienced damage from a storm. As a result of the damages, approximately $8,000 of undepreciated damaged assets were written off during the six months ended June 30, 2006.  During the six months ended June 30, 2006 the Partnership received approximately $31,000  in insurance proceeds and recognized a casualty gain of approximately $23,000.

Note D – Sale of Investment Property

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations, during the second quarter of 2006. The property’s operations, loss of approximately $239,000 and $300,000 for the six months ended June 30, 2006 and 2005, respectively, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $937,000 and $1,238,000 for the six months ended June 30, 2006 and 2005, respectively.

Note E – Second Mortgage Note Payable

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity, a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement.

The terms of the existing mortgage note made by Federal Home Loan Mortgage Corporation, with a current balance of approximately $4,040,000, were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

Note F – Refinancing of Mortgage Notes Payable

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

On May 27, 2005 the Partnership refinanced the mortgage encumbering Sandspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $8,859,000 with a new mortgage of $11,000,000. The new mortgage had a rate equal to the one-month LIBOR plus 145 basis points (4.79% at June 30, 2005) compared to the prior rate of 8.33%. The mortgage requires interest only payments until the loan matures on June 1, 2007.  The Partnership has the option to extend the maturity date of the mortgage for two additional six-month terms. In addition, the loan requires monthly escrow deposits and the Partnership was required to establish a repair escrow of approximately $370,000 at the closing.  After payment of closing costs of approximately $132,000, which were capitalized and included in other assets on the consolidated balance sheet, interest and the establishment of the repair escrow, the Partnership received net proceeds of approximately $1,626,000.

Note G – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Note H – Subsequent Event

Subsequent to June 30, 2006, the Partnership paid a distribution from remaining Sandspoint Apartments sales proceeds of approximately $4,145,000 or $45.49 per limited partnership unit.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Tamarind Bay Apartments	97%	96%
St. Petersburg, Florida
Vinings Peak Apartments (1)	87%	95%
Atlanta, Georgia
Plantation Crossing	90%	92%
Atlanta, Georgia
Wood Lake Apartments	92%	94%
Atlanta, Georgia
Greenspoint Apartments (2)	97%	93%
Phoenix, Arizona

(1)

The Managing General Partner attributes the decrease in occupancy at Vinings Peak Apartments to a decrease in area housing costs and the elimination of short-term leases.

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

Results of Operations

The Partnership's net income for the three and six months ended June 30, 2006 was approximately $16,989,000 and $16,918,000, respectively, compared with a net loss of approximately $270,000 and $465,000 for the three and six months ended June 30, 2005, respectively. The increase in net income for both periods is primarily due to the recognition of the gain on the sale of Sandspoint Apartments.

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sales price of $25,700,000. The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs. The Partnership used approximately $11,000,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $17,314,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $78,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statements of operations have been restated as of January 1, 2005 to reflect the operations of Sandspoint Apartments as loss from discontinued operations due to its sale.  The property’s operations, loss of approximately $239,000 and $300,000 for the six months ended June 30, 2006 and 2005, respectively, are included in loss from discontinued operations.  Also included in loss from discontinued operations for the six months ended June 30, 2006 and 2005 are revenues of approximately $937,000 and $1,238,000, respectively.

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2006 was approximately $65,000 and $157,000, respectively, as compared to loss from continuing operations of approximately $152,000 and $209,000 for the three and six months ended June 30, 2005. The decrease in loss from continuing operations for both the three and six months ended June 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased primarily due to increases in rental income and other income.  Rental income increased due to an increase in occupancy at two investment properties and an increase in the average rental rate at all of the investment properties, partially offset by a decrease in occupancy at three investment properties.  Other income increased due to an increase in interest income and an increase in lease cancellation fees at two investment properties.

In December 2004, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of a fire.  As a result of the damage, approximately $23,000 of property improvements and replacements and approximately $16,000 of accumulated depreciation were written off during the six months ended June 30, 2005. The property received approximately $33,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $26,000 as a result of the difference between the proceeds received and the net book value of the damaged assets.

In 2004, Tamarind Bay Apartments experienced damage from Hurricanes Frances and Jeanne.  The Partnership estimated total damage costs from Hurricane Jeanne were approximately $131,000, which the Partnership expected to be partially covered by insurance proceeds.  During the six months ended June 30, 2005, the Partnership revised the estimated damages to the building and as a result, reversed the 2004 write off of net assets and associated casualty loss.  The income of approximately $8,000 is included in operating expense.

In September 2005, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $25,000 of undepreciated damaged assets were written off during the year ended December 31, 2005.  The Partnership recognized a casualty loss of approximately $2,000 during 2005, which was included in operating expenses.  During the six months ended June 30, 2006, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $3,000, which is included in operating expenses.

In January 2006, Plantation Crossing Apartments experienced damage from a storm. As a result of the damages, approximately $8,000 of undepreciated damaged assets were written off during the six months ended June 30, 2006.  During the six months ended June 30, 2006 the Partnership received approximately $31,000 in insurance proceeds and recognized a casualty gain of approximately $23,000.

Total expenses increased for the three and six months ended June 30, 2006 as a result of an increase in operating and depreciation expenses partially offset by decreases in interest and property tax expenses.  Operating expenses increased for the three months ended June 30, 2006 due to an increase in salaries and related payroll benefits and resident eviction costs at all five investment properties and an increase in contract services at four investment properties, partially offset by a decrease in advertising at Plantation Crossing.  Depreciation expense increased for both the three and six months ended June 30, 2006 due to property improvements and replacements placed into service over the past twelve months.  Interest expense decreased for the three and six months ended June 30, 2006 as a result of scheduled principal payments that reduced the carrying balance of the mortgages encumbering the investment properties, capitalized interest at Tamarind Bay Apartments related to ongoing redevelopment and the refinancing of Greenspoint Apartments in May of 2005 at a lower interest rate. Property tax expense decreased for the three months ended June 30, 2006 due to a decrease in the assessed value of Vinings Peak Apartments. Property tax expense decreased for the six months ended June 30, 2006 due to a refund of taxes for a prior period at Greenspoint Apartments during 2006.  Operating expenses increased for the six months ended June 30, 2006 due to an increase in salaries and related payroll benefits at all five investment properties, an increase in hazard insurance premiums at three investment properties and an increase in contract services at four investment properties, partially offset by a decrease in advertising at four investment properties.

Included in general and administrative expense for the three and six months ended June 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $5,315,000 compared to approximately $3,413,000 at June 30, 2005.  For the six months ended June 30, 2006, cash and cash equivalents increased approximately $2,747,000 from December 31, 2005 due to approximately $1,347,000 and $23,696,000 of cash provided by operating and investing activities, respectively, partially offset by approximately $22,296,000 of cash used in financing activities.  Net cash provided by investing activities consisted of sale proceeds received, insurance proceeds received and net withdrawals from restricted escrows partially offset by property improvements and replacements.  Net cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties, the payoff of the mortgage due to the sale of Sandspoint Apartments, distributions to partners and loan costs paid partially offset by a second mortgage on Tamarind Bay Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. There were no advances during the six months ended June 30, 2006.  During the six months ended June 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $622,000 to pay property taxes and operating expenses at several investment properties.  During the six months ended June 30, 2005, the Partnership paid approximately $1,458,000 in advances and accrued interest with the refinancing proceeds from Greenspoint Apartments. Interest on the credit line was charged at the prime rate plus 2%. Interest expense was approximately $34,000 for the six months ended June 30, 2005.

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

Wood Lake Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $195,000 of capital improvements at the property consisting primarily of floor covering, appliance and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $334,000 of capital improvements at the property consisting primarily of furniture and fixture upgrades, interior lighting, air conditioning replacements, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vinings Peak Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $201,000 of capital improvements at the property consisting primarily of roof, heating unit, floor covering, and appliance replacements. These improvements were funded from insurance proceeds and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $173,000 of capital improvements at the property consisting primarily of casualty repairs, and floor covering, dumpster enclosures, and signage replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $533,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property, which includes capitalization of construction period  interest costs of approximately $14,000 for the six months ended June 30, 2006. Additional capital improvements of approximately $88,000 were also completed which consisted primarily of kitchen and bath upgrades, appliance replacements, interior painting, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in November 2006 at a total estimated cost of approximately $2,582,000 of which approximately $1,823,000 was completed as of June 30, 2006.  The balance of the costs associated with the redevelopment of approximately $759,000 are expected to be funded from operating cash flow and Partnership reserves. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sandspoint Apartments

During the six months ended June 30, 2006, the Partnership completed approximately $18,000 of capital improvements at the property consisting primarily of floor covering replacements. There improvements were funded from operating cash flow. The property was sold to a third party on April 21, 2006.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement.

The terms of the existing mortgage note made by Federal Home Loan Mortgage Corporation, with a current balance of approximately $4,040,000, were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

The mortgage indebtedness encumbering Greenspoint Apartments of approximately $10,783,000 matures in June 2030, at which time the loan is scheduled to be fully amortized. The lender can exercise a call option on the Greenspoint mortgage on May 1, 2012 and every fifth anniversary thereafter. The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Woods Lake Apartments of approximately $18,465,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. Sandspoint Apartments was sold to a third party and the mortgage was repaid from sales proceeds. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2006	Unit	June 30, 2005	Unit

Sale proceeds (1)	$ 13,707	$ 150.44	$ --	$ --

(1)

Proceeds from the sale of Sandspoint Apartments in April 2006.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Subsequent to June 30, 2006, the Partnership distributed approximately $4,145,000 ($45.49 per limited partnership unit) from the sales proceeds of Sandspoint Apartments. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,717.66 limited partnership units (the "Units") in the Partnership representing 65.76% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.76% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIX

By: FOX PARTNERS II
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

10.37

Multifamily Note dated June 30, 2006 between Century Properties Fund XIX, a California limited partnership and Capmark Finance Inc., a California corporation, incorporated by reference to Form 8-K dated June 30, 2006.

10.38

Amended and Restated Multifamily Note dated June 30, 2006 between Century Properties Fund XIX, a California limited partnership and Federal Home Loan Mortgage Corporation, incorporated by reference to Form 8-K dated June 30, 2006.

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

Date:  August 14, 2006

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

Date:  August 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

       /s/Martha L. Long

Name:  Martha L. Long

Date:  August 14, 2006

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  August 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.