Form 10QSB
period 2006-09-30
CENTURY PROPERTIES FUND XIX
filed 2006-11-14
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except per unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 1,114
Receivables and deposits		272
Restricted escrows		769
Other assets		1,031
Investment properties:
Land	$ 6,627
Buildings and related personal property	63,313
	69,940
Less accumulated depreciation	(43,385)	26,555
		$ 29,741
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 578
Tenant security deposits payable		206
Accrued property taxes		181
Other liabilities		433
Mortgage notes payable		36,094

Partners' (Deficiency) Capital
General partner	$ (8,165)
Limited partners (89,292 units issued and
outstanding)	414	(7,751)
		$ 29,741

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
Rental income	$ 2,326	$ 2,165	$ 6,797	$ 6,428
Other income	281	251	815	706
Casualty gain (Note C)	--	--	23	26
Total revenues	2,607	2,416	7,635	7,160

Expenses:
Operating	1,313	1,179	3,826	3,393
General and administrative	106	107	333	329
Depreciation	686	584	1,961	1,733
Interest	470	446	1,335	1,423
Property tax	189	170	494	561
Total expenses	2,764	2,486	7,949	7,439

Loss from continuing operations	(157)	(70)	(314)	(279)
Income (loss) from discontinued
operations (Note A and D)	9	(109)	(230)	(365)
Gain on sale of discontinued
operations (Note D)	--	--	17,314	--
Net (loss) income	$ (148)	$ (179)	$16,770	$ (644)

Net (loss) income allocated to
general partner	$ (17)	$ (21)	$ 1,979	$ (76)
Net (loss) income allocated to
limited partners	(131)	(158)	14,791	(568)
	$ (148)	$ (179)	$16,770	$ (644)
Per limited partnership unit:
Loss from continuing
operations	$ (1.57)	$ (0.70)	$ (3.10)	$ (2.76)
Income (loss) from discontinued
operations	0.10	(1.07)	(2.27)	(3.60)
Gain on sale of discontinued
operations	--	--	171.02	--
	$ (1.47)	$ (1.77)	$165.65	$ (6.36)
Distributions per limited
partnership unit	$ 45.48	$ --	$195.92	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$89,292	$ 89,292

Partners' (deficiency) capital
at December 31, 2005	89,292	$ (9,787)	$ 3,117	$ (6,670)

Distributions to partners	--	(357)	(17,494)	(17,851)

Net income for the nine months
ended September 30, 2006	--	1,979	14,791	16,770

Partners' (deficiency) capital
at September 30, 2006	89,292	$ (8,165)	$ 414	$ (7,751)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$16,770	$ (644)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	2,200	2,223
Amortization of loan costs	89	103
Casualty gain	(23)	(26)
Loss on early extinguishment of debt	78	--
Gain on sale of investment property	(17,314)	--
Change in accounts:
Receivables and deposits	231	(209)
Other assets	133	(232)
Accounts payable	102	(60)
Tenant security deposits payable	(39)	11
Accrued property taxes	14	208
Due to affiliates	--	(75)
Other liabilities	(72)	63
Net cash provided by operating activities	2,169	1,362

Cash flows from investing activities:
Property improvements and replacements	(2,753)	(3,044)
Net proceeds from sale of property	25,353	--
Net insurance proceeds received	57	33
Net withdrawals from (deposits to) restricted escrows	412	(428)
Net cash provided by (used in) investing activities	23,069	(3,439)

Cash flows from financing activities:
Payment on mortgage note payable	(798)	(876)
Repayment of mortgage note payable	(11,000)	(16,836)
Proceeds from mortgage notes payable	3,050	22,000
Distributions to partners	(17,851)	--
Advances received from affiliate	--	622
Repayment of advances from affiliate	--	(1,409)
Loan costs paid	(93)	(265)
Net cash (used in) provided by financing activities	(26,692)	3,236

Net (decrease) increase in cash and cash equivalents	(1,454)	1,159
Cash and cash equivalents at beginning of period	2,568	524
Cash and cash equivalents at end of period	$ 1,114	$ 1,683

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,516	$ 2,065
Supplemental disclosure of non-cash flow information:
Property improvements and replacements in accounts
payable	$ 243	$ 485

Approximately $681,000 and $110,000 of property improvements and replacements included in accounts payable at December 31, 2005 and 2004, respectively, were included in property improvements and replacements for the nine months ended September 30, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II (“General Partner”), a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 reflect the operations of Misty Woods Apartments, loss of approximately $50,000 and $6,000, respectively, as loss from discontinued operations due to its sale in October 2005 and includes approximately $329,000 and $995,000, respectively, of revenues generated by the property.  In addition, the accompanying consolidated statements of operations have been restated as of January 1, 2005 to reflect the operations of Sandspoint Apartments as income (loss) from discontinued operations due to the sale of the property to a third party on April 21, 2006 (see Note D).  The operations of Sandspoint Apartments for the three and nine months ended September 30, 2006 and 2005 were income (loss) of approximately $9,000 and ($230,000) and ($59,000) and ($359,000),  respectively.  Also included in income (loss) from discontinued operations for the three and nine months ended September 30, 2006 and 2005 were approximately zero and $937,000 and $727,000 and $1,964,000, respectively, of revenues generated by the property.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $422,000 and $492,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $149,000 and $146,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fee was earned during the nine months ended September 30, 2006 and 2005 as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. There were no advances during the nine months ended September 30, 2006.  During the nine months ended September 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $622,000 to pay property taxes and operating expenses at several investment properties. During the nine months ended September 30, 2005, the Partnership paid approximately $1,459,000 in advances and accrued interest with the refinancing proceeds from Greenspoint Apartments. Interest on the credit line was charged at the prime rate plus 2%. Interest expense was approximately $34,000 for the nine months ended September 30, 2005.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $296,000 and $207,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note C - Casualties

In December 2004, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of a fire.  As a result of the damage, approximately $23,000 of property improvements and replacements and approximately $16,000 of accumulated depreciation were written off during the nine months ended September 30, 2005. The property received approximately $33,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $26,000 as a result of the difference between the proceeds received and the net book value of the damaged assets.

In 2004, Tamarind Bay Apartments experienced damage from Hurricanes Frances and Jeanne.  The Partnership estimated total damage costs from Hurricane Jeanne were approximately $131,000, which the Partnership expected to be partially covered by insurance proceeds.  During the nine months ended September 30, 2005, the Partnership revised the estimated damages to the building and as a result, reversed the 2004 write off of net assets and associated casualty loss.  The income of approximately $20,000 was included in operating expense.

In September 2005, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $25,000 of undepreciated damaged assets were written off during the year ended December 31, 2005.  The Partnership recognized a casualty loss of approximately $2,000 during 2005, which was included in operating expenses.  During the nine months ended September 30, 2006, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $3,000, which is included in operating expenses.

In January 2006, Plantation Crossing Apartments experienced damage from a storm. As a result of the damages, approximately $8,000 of undepreciated damaged assets were written off during the nine months ended September 30, 2006.  During the nine months ended September 30, 2006 the Partnership received approximately $31,000  in insurance proceeds and recognized a casualty gain of approximately $23,000.

Note D – Sale of Investment Property

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations, during the nine months ended September 30, 2006. Also included in income (loss) from discontinued operations for the nine months ended September 30, 2006 and 2005 is approximately $152,000 and $359,000, respectively, of loss, including revenues of approximately $937,000 and $1,964,000, respectively.  Included in income (loss) from discontinued operations for the three months ended September 30, 2006 and 2005 is income of approximately $9,000 and loss of approximately $59,000, respectively, including revenues of approximately $727,000 for the three month period in 2005.  During the three months ended September 30, 2006, certain operating accruals of approximately $9,000 established at the time of the sale were reversed due to actual costs being less than anticipated.

Note E – Second Mortgage Note Payable

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity, a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. The Partnership paid approximately $93,000 in closing costs which were capitalized and are included in other assets on the consolidated balance sheet.

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

Note F – Refinancing of Mortgage Notes Payable

On May 17, 2005 the Partnership refinanced the mortgage encumbering Greenspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $7,977,000 with a new mortgage of $11,000,000. The mortgage was refinanced at a rate of 5.31% compared to the prior rate of 8.33%. Payments of approximately $66,000 are due on the first day of each month.  The mortgage matures on June 1, 2030, at which time it is scheduled to be fully amortized. The lender can exercise a call option on the mortgage on May 1, 2012 and every fifth anniversary thereafter. After payment of closing costs of approximately $125,000, which were capitalized and included in other assets on the consolidated balance sheet, and interest, the Partnership received net proceeds of approximately $2,880,000.

On May 27, 2005 the Partnership refinanced the mortgage encumbering Sandspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $8,859,000 with a new mortgage of $11,000,000. The new mortgage had a rate equal to the one-month LIBOR plus 145 basis points (4.79% at June 30, 2005) compared to the prior rate of 8.33%. The mortgage requires interest only payments until the loan matures on June 1, 2007.  The Partnership had the option to extend the maturity date of the mortgage for two additional six-month terms. In addition, the loan requires monthly escrow deposits and the Partnership was required to establish a repair escrow of approximately $370,000 at the closing.  After payment of closing costs of approximately $140,000, which were capitalized and included in other assets on the consolidated balance sheet, interest and the establishment of the repair escrow, the Partnership received net proceeds of approximately $1,626,000. The mortgage note was repaid upon the sale of the property to a third party in April 2006 (see Note D).

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Tamarind Bay Apartments	96%	96%
St. Petersburg, Florida
Vinings Peak Apartments (1)	89%	94%
Atlanta, Georgia
Plantation Crossing	91%	93%
Atlanta, Georgia
Wood Lake Apartments	92%	94%
Atlanta, Georgia
Greenspoint Apartments	95%	94%
Phoenix, Arizona

(1)

The Managing General Partner attributes the decrease in occupancy at Vinings Peak Apartments declining market conditions in the area.

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

Results of Operations

The Partnership's net loss for the three months ended September 30, 2006 was approximately $148,000 compared with a net loss of approximately $179,000 for the three months ended September 30, 2005. The Partnership's net income for the nine months ended September 30, 2006 was approximately $16,770,000 compared with a net loss of approximately $644,000 for the nine months ended September 30, 2005. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and nine months ended September 30, 2005 have been restated as of January 1, 2005 to reflect the operations of Sandspoint Apartments as income (loss) from discontinued operations due to its sale on April 21, 2006.

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sales price of $25,700,000. The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs. The Partnership used approximately $11,000,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $17,314,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $78,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. Also included in income (loss) from discontinued operations for the nine months ended September 30, 2006 and 2005 is approximately $152,000 and $359,000, respectively, of loss, including revenues of approximately $937,000 and $1,964,000, respectively.  Included in income (loss) from discontinued operations for the three months ended September 30, 2006 and 2005 is income of approximately $9,000 and loss of approximately $59,000, respectively, including revenues of approximately $727,000 for the three month period in 2005.  During the three months ended September 30, 2006, certain operating accruals of approximately $9,000 established at the time of the sale were reversed due to actual costs being less than anticipated.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2006 was approximately $157,000 and $314,000, respectively, as compared to loss from continuing operations of approximately $70,000 and $279,000 for the three and nine months ended September 30, 2005. The increase in loss from continuing operations for both the three and nine months ended September 30, 2006 is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased primarily due to increases in rental income and other income.  Rental income increased due to an increase in the average rental rate at all of the investment properties, partially offset by a decrease in occupancy at three investment properties.  Other income increased due to an increase in interest income, an increase in lease cancellation fees at Greenspoint Apartments and an increase in resident utility payments at four of the investment properties.

In December 2004, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of a fire.  As a result of the damage, approximately $23,000 of property improvements and replacements and approximately $16,000 of accumulated depreciation were written off during the nine months ended September 30, 2005. The property received approximately $33,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $26,000 as a result of the difference between the proceeds received and the net book value of the damaged assets.

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

In September 2005, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $25,000 of undepreciated damaged assets were written off during the year ended December 31, 2005.  The Partnership recognized a casualty loss of approximately $2,000 during 2005, which was included in operating expenses.  During the nine months ended September 30, 2006, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $3,000, which is included in operating expenses.

In January 2006, Plantation Crossing Apartments experienced damage from a storm. As a result of the damages, approximately $8,000 of undepreciated damaged assets were written off during the nine months ended September 30, 2006.  During the nine months ended September 30, 2006 the Partnership received approximately $31,000 in insurance proceeds and recognized a casualty gain of approximately $23,000.

Total expenses increased for the three months ended September 30, 2006 as a result of increases in operating, interest, depreciation and property tax expenses.  Total expenses increased for the nine months ended September 30, 2006 as a result of an increase in operating and depreciation expenses partially offset by decreases in interest and property tax expenses.  Operating expenses increased for the three months ended September 30, 2006 primarily due to increases in utility expense at Greenspoint Apartments, management fee expense at all five investment properties as a result of the increase in rental income and salaries and related payroll costs at all five investment properties.  Operating expenses increased for the nine months ended September 30, 2006 primarily due to increases in salaries and related payroll costs at all five investment properties, utilities at all five investment properties, training and travel for four investment properties and management fees at four investment properties, partially offset by a decrease in advertising at all five investment properties. Depreciation expense increased for both the three and nine months ended September 30, 2006 due to property improvements and replacements placed into service over the past twelve months.  Interest expense increased for the three months ended September 30, 2006 due to interest on the second mortgage at Tamarind Bay Apartments partially offset by an increase in capitalized interest at Tamarind Bay Apartments related to ongoing redevelopment.  Interest expense decreased for the nine months ended September 30, 2006 as a result of scheduled principal payments that reduced the carrying balance of the mortgages encumbering the investment properties, capitalized interest at Tamarind Bay Apartments related to ongoing redevelopment and a reduction in interest expense on advances from an affiliate of the Managing General Partner as a result of no outstanding advances in 2006, partially offset by an increase in interest expense related to the second mortgage obtained at Tamarind Bay in 2006. Property taxes increased for the three months ended September 30, 2006 due to refunds received in 2005 at Vinings Peak and Wood Lake Apartments due to successful appeals.  Property taxes decreased for the nine months ended September 30, 2006 due to a refund received in 2006 at Greenspoint Apartments partially offset by refunds received in 2005 at Vinings Peak and Wood Lake Apartments due to successful appeals.

Included in general and administrative expense for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $1,114,000 compared to approximately $1,683,000 at September 30, 2005.  For the nine months ended September 30, 2006, cash and cash equivalents decreased approximately $1,454,000 from December 31, 2005 due to approximately $26,692,000 of cash used in financing activities, partially offset by approximately $23,069,000 and $2,169,000 of cash provided by investing and operating activities, respectively.  Net cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties, the payoff of the mortgage due to the sale of Sandspoint Apartments, distributions to partners and loan costs paid partially offset by a second mortgage financing on Tamarind Bay Apartments. Net cash provided by investing activities consisted of sale proceeds received, insurance proceeds received and net withdrawals from restricted escrows partially offset by property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. There were no advances during the nine months ended September 30, 2006.  During the nine months ended September 30, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $622,000 to pay property taxes and operating expenses at several investment properties.  During the nine months ended September 30, 2005, the Partnership paid approximately $1,459,000 in advances and accrued interest with the refinancing proceeds from Greenspoint Apartments. Interest on the credit line was charged at the prime rate plus 2%. Interest expense was approximately $34,000 for the nine months ended September 30, 2005.

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

Wood Lake Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $292,000 of capital improvements at the property consisting primarily of major landscaping, exterior painting, tennis court resurfacing, floor covering, appliance, air conditioning unit, water heater, balcony, and roof replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  The Managing General Partner approved a redevelopment project for the property in October 2006 in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.   Based upon current redevelopment plans, the Managing General Partner anticipates the redevelopment to commence in December 2006 and be completed in May 2007 at a total estimated cost of approximately $4,000,000.  The redevelopment project is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $567,000 of capital improvements at the property consisting primarily of furniture and fixture upgrades, lighting, clubhouse improvements, interior lighting, and appliance, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  The Managing General Partner approved a redevelopment project for the property in October 2006 in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.   Based upon current redevelopment plans, the Managing General Partner anticipates the redevelopment to commence in December 2006 and be completed in April 2008 at a total estimated cost of approximately $9,900,000.  The redevelopment project is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vinings Peak Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $378,000 of capital improvements at the property consisting primarily of major landscaping, clubhouse improvements, and roof, heating unit, floor covering, and appliance replacements. These improvements were funded from insurance proceeds and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  The Managing General Partner approved a redevelopment project for the property in October 2006 in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.   Based upon current redevelopment plans, the Managing General Partner anticipates the redevelopment to commence in December 2006 and be completed in May 2007 at a total estimated cost of approximately $4,800,000.  The redevelopment project is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $227,000 of capital improvements at the property consisting primarily of casualty repairs, dumpster enclosures, and floor covering, air conditioning unit, appliance, and signage replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $619,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property, which includes capitalization of construction period  interest costs of approximately $24,000 for the nine months ended September 30, 2006. Additional capital improvements of approximately $214,000 were also completed which consisted primarily of kitchen and bath upgrades, appliance replacements, office computers, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in November 2006 at a total estimated cost of approximately $2,611,000 of which approximately $1,909,000 was completed as of September 30, 2006.  The balance of the costs associated with the redevelopment of approximately $702,000 are expected to be funded from operating cash flow and Partnership reserves. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sandspoint Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $18,000 of capital improvements at the property consisting primarily of floor covering replacements. There improvements were funded from operating cash flow. The property was sold to a third party on April 21, 2006.

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

The terms of the existing mortgage note made by Federal Home Loan Mortgage Corporation, with a current balance of approximately $4,033,000, were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

The mortgage indebtedness encumbering Greenspoint Apartments of approximately $10,727,000 matures in June 2030, at which time the loan is scheduled to be fully amortized. The lender can exercise a call option on the Greenspoint mortgage on May 1, 2012 and every fifth anniversary thereafter. The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Woods Lake Apartments of approximately $18,284,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2006 and 2005 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2006	Unit	2005	Unit
Sale proceeds (1)	$ 12,773	$ 140.18	$ --	$ --
Refinance proceeds (2)	5,078	55.74	--	--
	$ 17,851	$ 195.92	$ --	$ --

(1)

Proceeds from the sale of Sandspoint Apartments in April 2006 and the sale of Misty Woods in October 2005.

(2)

Proceeds from the refinancings of Greenspoint and Sandspoint Apartments in May 2005.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,732.66 limited partnership units (the "Units") in the Partnership representing 65.78% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 65.78% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the General Partner; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs during periods in which redevelopment and construction projects are in progress.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIX

By: FOX PARTNERS II
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 14, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2006	By: /s/Stephen B. Waters
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

 3.5

Amendment to the Amended and Restated Limited Partnership Agreement, dated September 29, 2003, incorporated by reference to Current Report on Form 8-K dated September 29, 2003.

10.12

Multifamily Note dated August 30, 2001 between GMAC Commercial Mortgage Corporation and Century Properties Fund XIX for the refinance of Tamarind Bay Apartments, incorporated by reference to Current Report on Form 8-K dated August 30, 2001.

10.13

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Current Report on Form 8-K dated June 25, 2003.

10.14

Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Current Report on Form 8-K dated June 25, 2003.

10.15

Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Current Report on Form 8-K dated June 25, 2003.

10.16

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Current Report on Form 8-K dated June 25, 2003.

10.17

Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Current Report on Form 8-K dated June 25, 2003.

10.18

Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Current Report to Form 8-K dated June 25, 2003.

10.19

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Current Report on Form 8-K dated June 25, 2003.

10.20

Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Current Report on Form 8-K dated June 25, 2003.

10.21

Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to Current Report on Form 8-K dated June 25, 2003.

10.26

Promissory Note dated May 17, 2005 between Century Properties Fund XIX, a California limited partnership and ING USA Annuity and Life Insurance Company incorporated by reference to Current Report on Form 8-K dated May 17, 2005.

10.27

Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated May 17, 2005 between Century Properties Fund XIX, a California limited partnership and ING USA Annuity and Life Insurance Company incorporated by reference to Current Report on Form 8-K dated May 17, 2005.

10.28

Loan Agreement dated May 27, 2005 between Century Properties Fund XIX, a California limited partnership and GMAC Commercial Mortgage Bank incorporated by reference to Current Report on Form 8-K dated May 27, 2005.

10.29

Promissory Note dated May 27, 2005 between Century Properties Fund XIX, a California limited partnership and GMAC Commercial Mortgage Bank incorporated by reference to Current Report on Form 8-K dated May 27, 2005.

10.30

Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated May 27, 2005 between Century Properties Fund XIX, a California limited partnership and GMAC Commercial Mortgage Bank incorporated by reference to Current Report on Form 8-K dated May 27, 2005.

10.31

Purchase and Sale Contract between Century Woods CPF 19 Limited Partnership and Juniper Investment Group, Ltd., dated May 19, 2005, incorporated by reference to Current Report to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

10.32

First Amendment to Purchase and Sale Contract – Century Woods CPF 19 Limited Partnership, dated June 7, 2005, incorporated by reference to Exhibit 10.32 to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

10.33

Second Amendment to Purchase and Sale Contract – Century Woods CPF 19 Limited Partnership, dated July 7, 2005, incorporated by reference to Current Report to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

10.34

Third Amendment to Purchase and Sale Contract – Century Woods CPF 19 Limited Partnership, dated July 26, 2005, incorporated by reference to Current Report to the Partnership’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005.

10.35

Purchase and Sale Contract between Century Properties Fund XIX and FF Realty LLC, dated February 20, 2006, incorporated by reference to Current Report on Form 8-K dated February 20, 2006.

10.36

First Amendment to the Purchase and Sale Contract between Century Properties Fund XIX and FF Realty, LLC, dated March 27, 2006, incorporated by reference to Current Report on Form 8-K dated March 22, 2006.

10.37

Multifamily Note dated June 30, 2006 between Century Properties Fund XIX, a California limited partnership and Capmark Finance Inc., a California corporation, incorporated by reference to Current Report on Form 8-K dated June 30, 2006.

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

Date:  November 14, 2006

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

Date:  November 14, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 14, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 14, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.