Form 10KSB
period 2006-12-31
CENTURY PROPERTIES FUND XIX
filed 2007-03-19
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $11,192,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983.  Beginning in September 1983 through October 1984, the Partnership offered 90,000 Limited Partnership Units and sold 89,292 units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real estate properties. Since its initial offering, the Partnership has not received, nor have limited partners been required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in seven states. The Partnership's acquisition activities were completed in June 1985 and since then the principal activity of the Partnership has been managing its portfolio. One property was sold in each of the years 1988, 1992, 1993, 1994, 2003, 2005, and 2006. In addition, one property was foreclosed on in 1993. See "Item 2. Description of Properties" for a description of the Partnership's remaining five properties.  The Partnership is engaged in the business of operating and holding real estate properties. The Partnership is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties.

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

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Wood Lake Apartments	12/83	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	220 units

Greenspoint Apartments	02/84	Fee ownership subject to	Apartment
Phoenix, Arizona		first mortgage	336 units

Vinings Peak Apartments	04/84	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	280 units

Plantation Crossing Apartments	06/84	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	180 units

Tamarind Bay Apartments	07/84	Fee ownership subject to	Apartment
St. Petersburg, FL		first and second	200 units
mortgage

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations during the year ended December 31, 2006.  Also included in loss from discontinued operations for the year ended December 31, 2006 and 2005 is approximately $152,000 and $393,000, respectively, of loss, including revenues of approximately $937,000 and $2,701,000, respectively.

In October 2005, the Partnership sold Misty Woods Apartments to a third party, for net proceeds of approximately $6,462,000 after payment of closing costs. The Partnership used approximately $4,793,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,750,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.  Also included in loss from discontinued operations for the year ended December 31, 2005 is a loss of approximately $40,000, including revenues of approximately $1,071,000.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Wood Lake
Apartments	$16,249	$10,077	5-30 yrs	S/L	$ 3,643
Greenspoint
Apartments	16,847	9,869	5-30 yrs	S/L	3,757
Vinings Peak
Apartments	18,614	10,987	5-30 yrs	S/L	4,177
Plantation Crossing
Apartments	11,519	7,231	5-30 yrs	S/L	2,378
Tamarind Bay
Apartments	10,587	5,923	5-30 yrs	S/L	3,359
	$73,816	$44,087			$17,314

See "Note A – Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Wood Lake Apartments	$ 6,638	4.41%	25 yrs	07/01/13	$ 4,592
Greenspoint Apartments	10,671	5.31%	25 yrs	05/01/12(3)	9,262
Vinings Peak Apartments	7,496	4.41%	25 yrs	07/01/13	5,186
Plantation Crossing
Apartments	3,965	4.41%	25 yrs	07/01/13	2,743
Tamarind Bay Apartments
1st mortgage	4,023	7.11%	30 yrs	09/01/21	2,984
2nd mortgage	3,050	6.31%	30 yrs (4)	09/01/21	2,424
	$35,843				$27,191

(1)

Fixed rate mortgages.

(2)

See “Note B – Mortgage Notes Payable” of the consolidated financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(3)

The Partnership anticipates the mortgage lender to exercise its option to call the mortgage due in full on the first call date of May 1, 2012. The mortgage has a stated maturity of June 1, 2030.

(4)

Requires monthly payments of interest only until July 1, 2009.  From August 1, 2009 through the maturity date of September 1, 2021, the loan requires monthly payments of principal and interest.

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity, a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. The Partnership paid approximately $96,000 in closing costs which were capitalized and are included in other assets on the consolidated balance sheet.

The terms of the existing mortgage note on Tamarind Bay Apartments made by Federal Home Loan Mortgage Corporation, with a current balance of approximately $4,023,000, were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

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

On May 27, 2005 the Partnership refinanced the mortgage encumbering Sandspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $8,859,000 with a new mortgage of $11,000,000. The new mortgage had a rate equal to the one-month LIBOR plus 145 basis points compared to the prior fixed interest rate of 8.33%. The mortgage required interest only payments until the loan matured on June 1, 2007.  The Partnership had the option to extend the maturity date of the mortgage for two additional six-month terms. In addition, the loan required monthly escrow deposits and the Partnership was required to establish a repair escrow of approximately $370,000 at the closing.  After payment of closing costs of approximately $140,000, which were capitalized and included in other assets on the consolidated balance sheet, interest and the establishment of the repair escrow, the Partnership received net proceeds of approximately $1,626,000. The mortgage note was repaid upon the sale of the property to a third party in April 2006.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Wood Lake Apartments	$ 8,427	$ 8,011	92%	94%
Greenspoint Apartments	8,499	7,616	94%	95%
Vinings Peak Apartments	7,874	7,509	91%	93%
Plantation Crossing Apartments	7,749	7,538	92%	92%
Tamarind Bay Apartments	8,589	7,766	94%	96%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that all of the properties are adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  With the exception of the properties under redevelopment, as discussed below, all of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were:

	2006	2006
	Billing	Rate
	(in thousands)
Wood Lake Apartments	$ 122	2.53%
Greenspoint Apartments	162	1.05%
Vinings Peak Apartments	156	2.53%
Plantation Crossing Apartments	104	2.88%
Tamarind Bay Apartments	181	2.22%

Capital Improvements

Wood Lake Apartments

During the year ended December 31, 2006, the Partnership completed approximately $1,184,000 of capital improvements at Wood Lake Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $9,000 for the year ended December 31, 2006.  Additional capital improvements of approximately $520,000 were also completed which consisted primarily of recreational facilities renovations, structural upgrades, major landscaping, kitchen and bath upgrades, fencing, and interior lighting as well as appliances and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in May 2007 at a total estimated cost of approximately $3,978,000 of which approximately $1,184,000 was completed as of December 31, 2006.  The balance of the redevelopment project of approximately $2,794,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the year ended December 31, 2006, the Partnership completed approximately $773,000 of capital improvements at Greens Point Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $7,000 and capitalized property tax expense of approximately $1,000 for the year ended December 31, 2006.  Additional capital improvements of approximately $389,000 were also completed which consisted primarily of furniture and fixture upgrades, plumbing fixtures, lighting, clubhouse improvements, and appliance, air conditioning unit, and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in April 2008 at a total estimated cost of approximately $9,943,000 of which approximately $773,000 was completed as of December 31, 2006 and approximately $6,876,000 is expected to be completed in 2007.  The redevelopment project is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vinings Peak Apartments

During the year ended December 31, 2006, the Partnership completed approximately $1,252,000 of capital improvements at Vinings Peak Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $3,000 for the year ended December 31, 2006.  Additional capital improvements of approximately $428,000 were also completed which consisted primarily of major landscaping, laundry room upgrades, tennis court resurfacing, office computers, clubhouse improvements, swimming pool resurfacing, and roof, heating unit, floor covering, and appliance replacements. These improvements were funded from insurance proceeds and operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in May 2007 at a total estimated cost of approximately $4,896,000 of which approximately $1,252,000 was completed as of December 31, 2006.  The balance of the redevelopment project of approximately $3,644,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the year ended December 31, 2006, the Partnership completed approximately $630,000 of capital improvements at the property consisting primarily of casualty repairs, dumpster enclosures, structural upgrades, fencing, lighting, plumbing fixtures, swimming pool resurfacing, office computers, and floor covering, air conditioning unit, appliance, and signage replacements. These improvements were funded from operating cash flow and insurance proceeds. As a result of the casualty (as discussed in “Note G” in “Item 7. Financial Statements”), interest expense of approximately $6,000, property tax expense of approximately $1,000, and operating costs of approximately $1,000 have been capitalized during the year ended December 31, 2006. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the year ended December 31, 2006, the Partnership completed approximately $698,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $71,000, capitalized tax and insurance expenses of approximately $6,000, and other construction period operating costs of approximately $2,000 for the year ended December 31, 2006.  Additional capital improvements of approximately $299,000 were also completed which consisted primarily of kitchen and bath upgrades, office computers, clubhouse improvements, and appliance, water heater,  air conditioning unit, cabinet, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in May 2007 at a total estimated cost of approximately $2,646,000 of which approximately $1,988,000 was completed as of December 31, 2006.  The balance of the costs associated with the redevelopment of approximately $658,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Sandspoint Apartments

During the year ended December 31, 2006, the Partnership completed approximately $18,000 of floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on April 21, 2006.

Capital expenditures will be incurred only if cash is available from operations, from Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

On November 1, 2006, the Partnership filed an information statement notifying holders of limited partnership units that AIMCO and its affiliates, owning 46,698.59 units, or approximately 52.30% of total outstanding limited partnership units, agreed to amend the Partnership Agreement. The amendment would explicitly permit the Managing General Partner and its affiliates to provide services to the Partnership in connection with the redevelopment of three of the Partnership's investment properties, Greenspoint Apartments, Vinings Peak Apartments and Wood Lake Apartments, and to receive fees or other compensation for such services, provided that any such compensation shall not exceed an amount which is competitive in price and terms with non-affiliated parties rendering comparable services. An affiliate of the Managing General Partner is to receive a $75,000 redevelopment planning fee and a redevelopment supervision fee of 4% of the total actual redevelopment costs, or approximately $753,000 based on current estimated redevelopment costs.

On November 21, 2006, the written consent expired pursuant to its terms.  The amendment to the Partnership Agreement was executed on December 4, 2006 and the redevelopment planning and supervision fees will be paid.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units aggregating $89,292,000. The Partnership had 89,287 units outstanding held by 3,005 limited partners of record at December 31, 2006. Affiliates of the Managing General Partner owned 60,696.66 units or 67.98% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year		Year
	Ended	Per Limited	Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit
Sale proceeds (1)	$ 12,773	$ 140.18	$ --	$ --
Refinance proceeds (2)	5,078	55.74	--	--
	$ 17,851	$ 195.92	$ --	$ --

(1)

Proceeds from the sale of Sandspoint Apartments in April 2006 and the sale of Misty Woods in October 2005.

(2)

Proceeds from the refinancings of Greenspoint and Sandspoint Apartments in May 2005.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at four properties, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,696.66 limited partnership units (the "Units") in the Partnership representing 67.98% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.98% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2006 was approximately $16,638,000 compared to net income of approximately $1,783,000 for the year ended December 31, 2005.  The increase in net income was primarily due to the recognition of a gain on the sale of discontinued operations in 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2005 has been restated as of January 1, 2005 to reflect the operations of Sandspoint Apartments as loss from discontinued operations due to its sale on April 21, 2006.  In addition, the accompanying consolidated statement of operations for the year ended December 31, 2005 reflects the operations of Misty Woods Apartments as loss from discontinued operations due to its sale in 2005.

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations during the year ended December 31, 2006.  Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 is approximately $152,000 and $393,000, respectively, of loss, including revenues of approximately $937,000 and $2,701,000, respectively.

In October 2005, the Partnership sold Misty Woods Apartments to a third party, for net proceeds of approximately $6,462,000 after payment of closing costs. The Partnership used approximately $4,793,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,750,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations.  Also included in loss from discontinued operations for the year ended December 31, 2005 is a loss of approximately $40,000, including revenues of approximately $1,071,000.

Excluding the discontinued operations and the gain on sale of discontinued operations, the Partnership realized a loss from continuing operations for the year ended December 31, 2006 of approximately $446,000 compared to a loss from continuing operations of approximately $531,000 for the corresponding period in 2005.  The decrease in loss from continuing operations for the year ended December 31, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.   Total revenues increased due to increases in rental income, casualty gain, as discussed below, and other income.  Rental income increased due to an increase in the average rental rate at all of the investment properties, partially offset by a decrease in occupancy at four investment properties.  Other income increased due to an increase in interest income and an increase in resident utility payments at four of the investment properties.

In January 2006, Plantation Crossing incurred damage as a result of a storm.  As a result of the damages, approximately $8,000 of undepreciated damaged assets were written off during the year ended December 31, 2006.  During the year ended December 31, 2006 the Partnership received approximately $44,000 in insurance proceeds and recognized a casualty gain of approximately $36,000.

In September 2005, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $25,000 of undepreciated damaged assets were written off during the year ended December 31, 2005.  The Partnership recognized a casualty loss of approximately $2,000 during 2005, which was included in operating expenses.  During the year ended December 31, 2006, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $3,000, which is included in operating expenses.

In December 2004, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of a fire.  As a result of the damages, approximately $23,000 of property improvements and replacements and approximately $16,000 of accumulated depreciation were written off during the year ended December 31, 2005. During the year ended December 31, 2005, the property received approximately $33,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $26,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

Total expenses increased for the year ended December 31, 2006 as a result of increases in operating and depreciation expenses partially offset by decreases in interest and property tax expenses.  General and administrative expense remained comparable for both periods. Operating expenses increased primarily due to increases in salaries and related payroll costs at all five investment properties, utilities at all five investment properties, training and travel for four investment properties and management fees at all five investment properties, partially offset by a decrease in advertising at four of the investment properties. Depreciation expense increased due to property improvements and replacements placed into service over the past twelve months.  Interest expense decreased as a result of scheduled principal payments that reduced the carrying balance of the mortgages encumbering the investment properties, capitalized interest at Tamarind Bay Apartments related to ongoing redevelopment and a reduction in interest expense on advances from an affiliate of the Managing General Partner as a result of a lower outstanding advance balance in 2006, partially offset by an increase in interest expense related to the second mortgage obtained at Tamarind Bay Apartments in 2006.  Property taxes decreased due to a refund received in 2006 at Greenspoint Apartments partially offset by refunds received in 2005 at Vinings Peak and Wood Lake Apartments due to successful appeals.

Included in general and administrative expense for the years ended December 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $225,000 compared to approximately $2,568,000 at December 31, 2005.  Cash and cash equivalents decreased approximately $2,343,000 due to approximately $26,725,000 of cash used in financing activities, partially offset by approximately $21,652,000 and $2,730,000 of cash provided by investing and operating activities, respectively.  Net cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership’s properties, the payoff of the mortgage due to the sale of Sandspoint Apartments, distributions to partners and loan costs paid partially offset by a second mortgage financing on Tamarind Bay Apartments and advances from an affiliate of the Managing General Partner. Net cash provided by investing activities consisted of sale proceeds received, insurance proceeds received and net withdrawals from restricted escrows partially offset by property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $221,000 to fund operations and redevelopment costs at several of the Partnership’s properties. During the year ended December 31, 2005 this credit limit was exceeded by the Managing General Partner. During the year ended December 31, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $944,000 to pay property taxes, redevelopment costs, and operating expenses at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 10.25% at December 31, 2006. Interest expense was approximately $1,000 and $35,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2005, the Partnership repaid approximately $1,732,000 in principal and interest with the refinancing proceeds from Greenspoint Apartments. No payments were made during the year ended December 31, 2006.  Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $5,462,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations during the year ended December 31, 2006.  Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 is approximately $152,000 and $393,000, respectively, of loss, including revenues of approximately $937,000 and $2,701,000, respectively.

In October 2005, the Partnership sold Misty Woods Apartments to a third party, for net proceeds of approximately $6,462,000 after payment of closing costs. The Partnership used approximately $4,793,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,750,000 as a result of the sale. The property's operations, a loss of approximately $40,000, is shown as loss from discontinued operations and include revenues of approximately $1,071,000 for the year ended December 31, 2005. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is also included in loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity, a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. The Partnership paid approximately $96,000 in closing costs which were capitalized and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

The terms of the existing mortgage note on Tamarind Bay Apartments made by Federal Home Loan Mortgage Corporation, with a current balance of approximately $4,023,000, were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

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

On May 27, 2005 the Partnership refinanced the mortgage encumbering Sandspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $8,859,000 with a new mortgage of $11,000,000. The new mortgage had a rate equal to the one-month LIBOR plus 145 basis points compared to the prior fixed interest rate of 8.33%. The mortgage required interest only payments until the loan matured on June 1, 2007.  The Partnership had the option to extend the maturity date of the mortgage for two additional six-month terms. In addition, the loan required monthly escrow deposits and the Partnership was required to establish a repair escrow of approximately $370,000 at the closing.  After payment of closing costs of approximately $140,000, which were capitalized and included in other assets on the consolidated balance sheet, interest and the establishment of the repair escrow, the Partnership received net proceeds of approximately $1,626,000. The mortgage note was repaid upon the sale of the property to a third party in April 2006.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  The Partnership currently expects to budget a total of approximately $13,972,000 for redevelopment projects in 2007 at Tamarind Bay Apartments, Vinings Peak Apartments, Wood Lake Apartments, and Greenspoint Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of Tamarind Bay Apartments includes a first mortgage of approximately $4,023,000 and a second mortgage of approximately $3,050,000 (see above for details). The mortgage indebtedness encumbering Greenspoint Apartments of approximately $10,671,000 matures in June 2030, at which time the loan is scheduled to be fully amortized. The lender can exercise a call option on the Greenspoint mortgage on May 1, 2012 and every fifth anniversary thereafter.  The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Woods Lake Apartments of approximately $18,099,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	Year		Year
	Ended	Per Limited	Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2006	Unit	2005	Unit
Sale proceeds (1)	$ 12,773	$ 140.18	$ --	$ --
Refinance proceeds (2)	5,078	55.74	--	--
	$ 17,851	$ 195.92	$ --	$ --

(1)

Proceeds from the sale of Sandspoint Apartments in April 2006 and the sale of Misty Woods in October 2005.

(2)

Proceeds from the refinancings of Greenspoint and Sandspoint Apartments in May 2005.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at four properties, it is not expected that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 2007 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,696.66 limited partnership units (the "Units") in the Partnership representing 67.98% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.98% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XIX

We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX as of December 31, 2006, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 225
Receivables and deposits		272
Restricted escrows		772
Other assets		939
Investment properties (Notes B, E, F, and G):
Land	$ 6,627
Buildings and related personal property	67,189
	73,816
Less accumulated depreciation	(44,087)	29,729
		$ 31,937

Liabilities and Partners' (Deficiency) Capital

Liabilities
Accounts payable		$ 2,984
Tenant security deposits payable		221
Accrued property taxes		81
Other liabilities		441
Due to affiliates (Note D)		250
Mortgage notes payable (Note B)		35,843

Partners' (Deficiency) Capital
General partner	$ (8,181)
Limited partners (89,292 units issued
and outstanding)	298	(7,883)
		$ 31,937

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:		(Restated)
Rental income	$ 9,152	$ 8,601
Other income	1,067	943
Casualty gains (Note G)	36	26
Total revenues	10,255	9,570

Expenses:
Operating	5,175	4,747
General and administrative	441	446
Depreciation	2,663	2,334
Interest	1,766	1,860
Property taxes	656	714
Total expenses	10,701	10,101

Loss from continuing operations	(446)	(531)
Loss from discontinued operations (Note A)	(230)	(436)
Gain on sale of discontinued operations (Note E)	17,314	2,750
Net income (Note C)	$ 16,638	$ 1,783

Net income allocated to general partner	$ 1,963	$ 210
Net income allocated to limited partners	14,675	1,573
	$ 16,638	$ 1,783
Per limited partnership unit:
Loss from continuing operations	$ (4.41)	$ (5.25)
Loss from discontinued operations	(2.27)	(4.29)
Gain on sale of discontinued operations	171.04	27.16
	$ 164.36	$ 17.62

Distributions per limited partnership unit	$ 195.92	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$ 89,292	$ 89,292

Partners’ (deficiency) capital
at December 31, 2004	89,292	(9,997)	1,544	(8,453)

Net income for the year ended
December 31, 2005	--	210	1,573	1,783

Partners' (deficiency) capital at
December 31, 2005	89,292	(9,787)	3,117	(6,670)

Distributions to partners	--	(357)	(17,494)	(17,851)

Abandonment of units (Note A)	(5)	--	--	--

Net income for the year ended
December 31, 2006	--	1,963	14,675	16,638

Partners' (deficiency) capital at
December 31, 2006	89,287	$(8,181)	$ 298	$ (7,883)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 16,638	$ 1,783
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,902	3,027
Amortization of loan costs	113	144
Gain on sale of discontinued operations	(17,314)	(2,750)
Loss on early extinguishment of debt	78	3
Casualty gains	(36)	(26)
Bad debt expense	127	274
Change in accounts:
Receivables and deposits	104	(394)
Other assets	204	71
Accounts payable	59	22
Tenant security deposits payable	(24)	(40)
Accrued property taxes	(86)	(108)
Due to affiliates	29	(74)
Other liabilities	(64)	(24)
Net cash provided by operating activities	2,730	1,908

Cash flows from investing activities:
Property improvements and replacements	(4,180)	(4,227)
Net proceeds from sale of discontinued operations	25,353	6,462
Net insurance proceeds received	70	46
Net withdrawals from (deposits to) restricted escrows	409	(321)
Net cash provided by investing activities	21,652	1,960

Cash flows from financing activities:
Payments on mortgage notes payable	(1,049)	(1,142)
Repayment of mortgage notes payable	(11,000)	(21,629)
Proceeds from mortgage notes payable	3,050	22,000
Distributions to partners	(17,851)	--
Advances received from affiliate	221	944
Repayment of advances from affiliate	--	(1,732)
Loan costs paid	(96)	(265)
Net cash used in financing activities	(26,725)	(1,824)

Net (decrease) increase in cash and cash equivalents	(2,343)	2,044
Cash and cash equivalents at beginning of the year	2,568	524
Cash and cash equivalents at end of the year	$ 225	$ 2,568
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,883	$ 2,802
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 2,692	$ 681

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary Significant Accounting Policies

Organization

Century Properties Fund XIX (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes.  As of December 31, 2006, the Partnership operated five residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.  The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The term of the Partnership is scheduled to expire on December 31, 2024.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the consolidated statement of operations for the year ended December 31, 2005 reflects the operations of Misty Woods Apartments as loss from discontinued operations due to the sale of the property on October 26, 2005 (see Note E). In addition, the accompanying consolidated statement of operations has been restated as of January 1, 2005 to reflect the operations of Sands Point Apartments as loss from discontinued operations due to the sale of the property to a third party on April 21, 2006 (see Note E).

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

Abandoned Units

During 2006, the number of limited partnership units decreased by 5 units due to limited partners abandoning their units.  In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $34,405,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $164,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows

At the time of the refinancing of the mortgages encumbering Vinings Peak, Wood Lake and Plantation Crossing Apartments in June 2003 the Partnership was required to establish reserves to cover necessary repairs at the respective properties. As of December 31, 2006, the balance of the reserves was approximately $772,000.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties

Investment properties consist of five apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2006 and 2005, the Partnership capitalized interest of approximately $96,000 and $16,000, respectively, property taxes of approximately $8,000 and $1,000, respectively, and operating costs of $3,000 and $1,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $263,000 and $431,000 for the years ended December 31, 2006 and 2005, respectively, are included in operating expense and loss from discontinued operations.

Deferred Costs

Loan costs of approximately $968,000, less accumulated amortization of approximately $237,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements and with respect to Greenspoint Apartments through the first call date in May of 2012. The total amortization expense for the years ended December 31, 2006 and 2005 was approximately $113,000 and $144,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $94,000 for each of the years 2007 through 2011.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS 154 effective January 1, 2006.  The adoption of SFAS 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Wood Lake
Apartments	$ 6,638	$ 47	4.41%	07/01/13	$ 4,592
Greenspoint
Apartments	10,671	66	5.31%	05/01/12(1)	9,262
Vinings Peak
Apartments	7,496	53	4.41%	07/01/13	5,186
Plantation Crossing

Apartments	3,965	28	4.41%	07/01/13	2,743
Tamarind Bay
Apartments
1st mortgage	4,023	27	7.11%	09/01/21	2,984
2nd mortgage	3,050	16	6.31%	09/01/21	2,424
	$35,843	$237			$27,191

(1)

The Partnership anticipates the mortgage lender to exercise its option to call the mortgage due in full on the first call date of May 1, 2012. The mortgage has a stated maturity date of June 1, 2030.

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity, a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. The Partnership paid approximately $96,000 in closing costs which were capitalized and are included in other assets on the consolidated balance sheet.

The terms of the existing mortgage note on Tamarind Bay Apartments made by Federal Home Loan Mortgage Corporation, with a current balance of approximately $4,023,000, were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

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

On May 27, 2005 the Partnership refinanced the mortgage encumbering Sandspoint Apartments. The refinancing replaced the previous mortgage indebtedness of approximately $8,859,000 with a new mortgage of $11,000,000. The new mortgage had a rate equal to the one-month LIBOR plus 145 basis points compared to the prior fixed interest rate of 8.33%. The mortgage required interest only payments until the loan matured on June 1, 2007.  The Partnership had the option to extend the maturity date of the mortgage for two additional six-month terms. In addition, the loan required monthly escrow deposits and the Partnership was required to establish a repair escrow of approximately $370,000 at the closing.  After payment of closing costs of approximately $140,000, which were capitalized and included in other assets on the consolidated balance sheet, interest and the establishment of the repair escrow, the Partnership received net proceeds of approximately $1,626,000. The mortgage note was repaid upon the sale of the property to a third party in April 2006 (see Note E).

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s investment properties and by a pledge of revenues from the respective investment properties.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006, are as follows (in thousands):

2007	$ 1,034
2008	1,084
2009	1,150
2010	1,227
2011	1,287
Thereafter	30,061
$35,843

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income for the years ended December 31, 2006 and 2005 (in thousands, except per unit data):

	2006	2005
Net income as reported	$ 16,638	$ 1,783
Add (deduct):
Depreciation differences	1,539	1,946
Gain on sale of investment property	4,632	2,473
Unearned income	(71)	5
Other	(63)	(49)
Federal taxable income	$ 22,675	$ 6,158

Federal taxable income per limited partnership unit	$ 219.96	$ 60.71

For 2006, allocations under Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata share of taxable income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

2006
Net liabilities as reported	$ (7,883)
Land and buildings	(2,032)
Accumulated depreciation	(10,383)
Deferred Sales Commission	7,947
Syndication and distribution costs	4,451
Other	159
Net liabilities - Federal tax basis	$ (7,741)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $551,000 and $661,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations on the accompanying consolidated statements of operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $292,000 and $194,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. In connection with the redevelopment projects started in 2006 (as discussed in "Note F"), an affiliate of the Managing General Partner is to receive a redevelopment planning fee of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $753,000 based on current estimated redevelopment costs. The Partnership was charged approximately $94,000 in redevelopment planning and supervision fees during the year ended December 31, 2006, which is included in investment properties. At December 31, 2006, approximately $28,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2006 and 2005, no fee was earned as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $221,000 to fund operations and redevelopment costs at several of the Partnership’s properties. During the year ended December 31, 2005 this credit limit was exceeded by the Managing General Partner. During the year ended December 31, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $944,000 to pay property taxes, redevelopment costs, and operating expenses at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 10.25% at December 31, 2006. Interest expense was approximately $1,000 and $35,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2005, the Partnership repaid approximately $1,732,000 in principal and interest with the refinancing proceeds from Greenspoint Apartments (Note D). No payments were made during the year ended December 31, 2006.  Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $5,462,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership paid AIMCO and its affiliates approximately $296,000 and $207,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,696.66 limited partnership units (the "Units") in the Partnership representing 67.98% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.98% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Sale of Investment Property

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations during the year ended December 31, 2006.  Also included in loss from discontinued operations for the years ended December 31, 2006 and 2005 are approximately $152,000 and $393,000, respectively, of loss, including revenues of approximately $937,000 and $2,701,000, respectively.

In October 2005, the Partnership sold Misty Woods Apartments to a third party for net proceeds of approximately $6,462,000 after payment of closing costs. The Partnership used approximately $4,793,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $2,750,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $3,000 as a result of unamortized loan costs being written off. This amount is included in loss from discontinued operations. The property's operations, a loss of approximately $40,000, is also shown as loss from discontinued operations and include revenues of approximately $1,071,000 the year ended December 31, 2005.

Note F – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Wood Lake Apartments	$ 6,638	$ 1,206	$10,980	$ 4,063
Greenspoint Apartments	10,671	2,165	11,199	3,483
Vinings Peak Apartments	7,496	1,632	12,321	4,661
Plantation Crossing
Apartments	3,965	1,062	7,576	2,881
Tamarind Bay Apartments	7,073	634	6,485	3,468
	$35,843	$ 6,699	$48,561	$18,556

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related			Year of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life-Years
				(in thousands)

Wood Lake Apartments	$ 1,206	$15,043	$16,249	$10,077	1983	12/83	5-30
Greenspoint
Apartments	2,140	14,707	16,847	9,869	1984	2/84	5-30
Vinings Peak
Apartments	1,632	16,982	18,614	10,987	1982	4/84	5-30
Plantation Crossing
Apartments	1,062	10,457	11,519	7,231	1980	6/84	5-30
Tamarind Bay
Apartments	587	10,000	10,587	5,923	1981	7/84	5-30
	$ 6,627	$67,189	$73,816	$44,087

During the year ended December 31, 2005 the Managing General Partner began a major redevelopment project at Tamarind Bay Apartments that has a projected completion date of February 2007.  During the year ended December 31, 2006, major redevelopment projects were initiated at Greenspoint Apartments, Vinings Peak Apartments, and Wood Lake Apartments.  The properties have had difficulty staying competitive in their respective local markets.  Therefore, in an effort to increase occupancy and become competitive in the local markets, significant redevelopment projects have been started and are expected to be completed in 2007 and 2008.  During the construction periods, certain expenses are being capitalized and depreciated over the remaining lives of the properties.  During the years ended December 31, 2006 and 2005, approximately $90,000 and $16,000 of interest, approximately $7,000 and $1,000 of real estate taxes, and approximately $2,000 and $1,000 of operation costs have been capitalized related to the redevelopment projects.

The total cost of the redevelopment projects is expected to be approximately $21,463,000 of which approximately $3,907,000 and $1,290,000 was completed during the years ended December 31, 2006 and 2005.  The projects have been funded by advances from an affiliate of the Managing General Partner, financing proceeds, sales proceeds, operating cash flow, and Partnership reserves. It is expected that the redevelopment will continue to be funded from operating cash flow, Partnership reserves, and advances from an affiliate of the Managing General Partner.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$86,780	$82,432
Property improvements	6,191	4,445
Sale of investment property	(19,127)	--
Disposal of assets	(28)	(97)
Balance at end of year	$73,816	$86,780

Accumulated Depreciation
Balance at beginning of year	$52,281	$49,335
Additions charged to expense	2,902	2,996
Sale of investment property	(11,076)	--
Disposal of assets	(20)	(50)
Balance at end of year	$44,087	$52,281

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2006 and 2005, is approximately $71,784,000 and $81,869,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2006 and 2005, is approximately $54,470,000 and $65,959,000, respectively.

Note G – Casualty Events

In January 2006, Plantation Crossing incurred damage as a result of a storm.  As a result of the damages, approximately $8,000 of undepreciated damaged assets were written off during the year ended December 31, 2006.  During the year ended December 31, 2006 the Partnership received approximately $44,000 in insurance proceeds and recognized a casualty gain of approximately $36,000.

In September 2005, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $25,000 of undepreciated damaged assets were written off during the year ended December 31, 2005.  The Partnership recognized a casualty loss of approximately $2,000 during 2005, which was included in operating expenses.  During the year ended December 31, 2006, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $3,000, which is included in operating expenses.

In December 2004, one of the Partnership’s investment properties, Vinings Peak Apartments, incurred damages as a result of a fire.  As a result of the damages, approximately $23,000 of property improvements and replacements and approximately $16,000 of accumulated depreciation were written off during the year ended December 31, 2005. During the year ended December 31, 2005, the property received approximately $33,000 in proceeds from the insurance company to repair the damaged units and recognized a casualty gain of approximately $26,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.  On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On December 4, 2006, the Partnership Agreement was amended to allow the Managing General Partner to cause the Partnership to enter into any contract with the Managing General Partner or its affiliates to provide services to the Partnership in connection with redevelopment of any of the properties owned by the Partnership, and receive fees or other compensation from the Partnership for such services, provided that any such fees or other compensation shall not exceed an amount which is competitive in price and terms with other nonaffiliated persons rendering comparable services. A copy of this amendment is attached as exhibit 3.6.

PART III

Item 9.

Directors, Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and
		Chief Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Partnership as of December 31, 2006.

Entity	Number of Units	Percent of Total

AIMCO IPLP, L.P.	25,228.66	28.26%
(an affiliate of AIMCO)
Fox Capital Management Corporation	100.00	0.11%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	4,892.00	5.48%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	30,476.00	34.13%
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

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $551,000 and $661,000 for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $292,000 and $194,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties. In connection with the redevelopment projects started in 2006 (as discussed in "Note F” to the financial statements in “Item 7. Financial Statements."), an affiliate of the Managing General Partner is to receive a redevelopment planning fee of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the actual redevelopment costs, or approximately $753,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $94,000 in redevelopment planning and supervision fees during the year ended December 31, 2006, which is included in investment properties. At December 31, 2006, approximately $28,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2006 and 2005, no fee was earned as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $221,000 to fund operations and redevelopment costs at several of the Partnership’s properties. During the year ended December 31, 2005 this credit limit was exceeded by the Managing General Partner. During the year ended December 31, 2005 an affiliate of the Managing General Partner advanced the Partnership approximately $944,000 to pay property taxes, redevelopment costs, and operating expenses at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 10.25% at December 31, 2006. Interest expense was approximately $1,000 and $35,000 for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2005, the Partnership repaid approximately $1,732,000 in principal and interest with the refinancing proceeds from Greenspoint Apartments. No payments were made during the year ended December 31, 2006.  Subsequent to December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $5,462,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership paid AIMCO and its affiliates approximately $296,000 and $207,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,696.66 limited partnership units (the "Units") in the Partnership representing 67.98% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.98% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $74,000 and $67,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $18,000 and $22,000 for 2006 and 2005, respectively.

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

Date: March 19, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 19, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 19, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 19, 2007
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

3.6

Second Amendment to the Amended and Restated Limited Partnership Agreement, dated December 4, 2006.

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

Date:  March 19, 2007

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

Date:  March 19, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XIX (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 19, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 19, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.