Form 10QSB
period 2007-03-31
CENTURY PROPERTIES FUND XIX
filed 2007-05-15
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 3,064
Receivables and deposits		456
Restricted escrows		654
Other assets		1,295
Investment properties (Note D):
Land	$ 6,627
Buildings and related personal property	72,626
	79,253
Less accumulated depreciation	(44,824)	34,429
		$ 39,898
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 2,726
Tenant security deposits payable		228
Accrued property taxes		219
Other liabilities		379
Due to affiliates (Note B)		5,929
Mortgage notes payable (Note C)		38,589
Partners' (Deficiency) Capital
General partner	$ (8,215)
Limited partners (89,287 units issued and
outstanding)	43	(8,172)
		$ 39,898

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 2,357	$ 2,202
Other income	262	231
Total revenues	2,619	2,433

Expenses:
Operating	1,335	1,242
General and administrative	102	114
Depreciation	737	620
Interest	520	430
Property tax	214	119
Total expenses	2,908	2,525

Loss from continuing operations	(289)	(92)
Income from discontinued operations (Note A)	--	21

Net loss	$ (289)	$ (71)

Net loss allocated to general partner	$ (34)	$ (8)
Net loss allocated to limited partners	(255)	(63)

	$ (289)	$ (71)
Per limited partnership unit:
Loss from continuing operations	$ (2.86)	$ (0.92)
Income from discontinued operations	--	0.21

Net loss per limited partnership unit	$ (2.86)	$ (0.71)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$89,292	$89,292

Partners' (deficiency) capital
at December 31, 2006	89,287	$ (8,181)	$ 298	$(7,883)

Net loss for the three months
ended March 31, 2007	--	(34)	(255)	(289)

Partners' (deficiency) capital
at March 31, 2007	89,287	$ (8,215)	$ 43	$(8,172)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (289)	$ (71)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	737	800
Amortization of loan costs	24	39
Change in accounts:
Receivables and deposits	(184)	(125)
Other assets	(304)	(92)
Accounts payable	268	45
Tenant security deposits payable	7	10
Accrued property taxes	138	237
Other liabilities	(62)	10
Due to affiliates	152	--
Net cash provided by operating activities	487	853

Cash flows from investing activities:
Property improvements and replacements	(5,963)	(1,083)
Insurance proceeds received	--	26
Net withdrawals from restricted escrows	118	13
Net cash used in investing activities	(5,845)	(1,044)

Cash flows from financing activities:
Payments on mortgage notes payable	(254)	(269)
Proceeds from mortgage note payable	3,000	--
Loan costs paid	(76)	--
Advances from affiliates	5,527	--
Net cash provided by (used in) financing activities	8,197	(269)

Net increase (decrease) in cash and cash equivalents	2,839	(460)
Cash and cash equivalents at beginning of period	225	2,568
Cash and cash equivalents at end of period	$ 3,064	$ 2,108

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 392	$ 520

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts
payable	$ 2,166	$ 475

At December 31, 2006 and 2005 accounts payable included approximately $2,692,000 and $681,000, respectively, for property improvements and replacements, which are included in property improvements and replacements for the three months ended March 31, 2007 and 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Sandspoint Apartments as income from discontinued operations due to the sale of the property to a third party on April 21, 2006.  The operations of Sandspoint Apartments for the three months ended March 31, 2006 was income of approximately $21,000 and includes approximately $791,000 of revenues generated by the property.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $131,000 and $161,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses and income from discontinued operations on the accompanying consolidated statements of operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $50,000 and $47,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses. In connection with the redevelopment projects started in 2006 and increased in scope during the three months ended March 31, 2007 (as discussed in Note D), an affiliate of the Managing General Partner is expected to receive a redevelopment supervision fee of 4% of the actual redevelopment construction costs, or approximately $1,248,000 based on current estimated redevelopment construction costs. The Partnership was charged approximately $215,000 in redevelopment supervision fees during the three months ended March 31, 2007, which is included in investment properties. No such fees were charged during the three months ended March 31, 2006.  At March 31, 2007, approximately $79,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fee was earned during the three months ended March 31, 2007 and 2006 as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2007, this credit limit was exceeded and an affiliate of the Managing General Partner advanced the Partnership approximately $5,527,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  There were no such advances during the three months ended March 31, 2006. Interest on the credit line is charged at the prime rate plus 2% or 10.25% at March 31, 2007. Interest expense was approximately $102,000 for the three months ended March 31, 2007. At March 31, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $5,850,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to March 31, 2007, the Partnership made a payment of approximately $1,873,000 of advances and accrued interest and an affiliate of the Managing General Partner advanced the Partnership approximately $2,201,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $288,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $296,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Modification of Mortgage Note Payable

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint Apartments. Greenspoint Apartments is currently undergoing a redevelopment project, as discussed in Note D.  The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property.  To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria is December 27, 2007.  If the Partnership fails to satisfy the conditions for obtaining the Note C advance, then the lender shall have no obligation to fund the Note D advance. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria is May 28, 2008.

The existing mortgage agreement, dated May 17, 2005, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008.  Note B also requires a one time principal payment of $1,000 on March 1, 2008.  Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $2,791,000. The Partnership paid loan costs of approximately $76,000 in connection with obtaining the additional financing of $3,000,000, which is capitalized in other assets on the accompanying consolidated balance sheet. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

Note D – Redevelopment

During the year ended December 31, 2005 the Managing General Partner began a major redevelopment project at Tamarind Bay Apartments.  During the year ended December 31, 2006, major redevelopment projects were initiated at Greenspoint Apartments, Vinings Peak Apartments, and Wood Lake Apartments.  The properties have had difficulty staying competitive in their respective local markets.  Therefore, in an effort to increase occupancy and become competitive in the local markets, significant redevelopment projects have been started and are expected to be completed in 2007 and 2008.  During the construction periods, certain expenses are being capitalized and depreciated over the remaining lives of the properties.  During the three months ended March 31, 2007, approximately $68,000 of interest, approximately $5,000 of property taxes, and approximately $3,000 of operating costs have been capitalized related to the redevelopment projects. There were no costs capitalized during the three months ended March 31, 2006.

The total cost of the redevelopment projects is expected to be approximately $38,310,000 of which approximately $10,460,000 was completed at March 31, 2007.  The Partnership completed approximately $5,263,000 and $389,000 in costs related to the redevelopments during the three months ended March 31, 2007 and 2006, respectively. The projects have been funded by advances from an affiliate of the Managing General Partner, financing proceeds, sales proceeds, operating cash flow, and Partnership reserves. It is expected that the redevelopment will continue to be funded from operating cash flow, Partnership reserves, and advances from an affiliate of the Managing General Partner.

Note E – Contingencies

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Tamarind Bay Apartments	94%	98%
St. Petersburg, Florida (1)
Vinings Peak Apartments (2)	97%	85%
Atlanta, Georgia
Plantation Crossing Apartments	92%	90%
Atlanta, Georgia
Wood Lake Apartments (3)	95%	92%
Atlanta, Georgia
Greenspoint Apartments (4)	87%	98%
Phoenix, Arizona

(1)

The Managing General Partner attributes the decrease in occupancy at Tamarind Bay Apartments to a decline in local market conditions.

(2)

The Managing General Partner attributes the increase in occupancy at Vinings Peak Apartments to improved customer service and market conditions in the area.

(3)

The Managing General Partner attributes the increase in occupancy at Wood Lake Apartments to a more stable tenant base as a result of the implementation of a strict tenant screening process.

(4)

The Managing General Partner attributes the decrease in occupancy at Greenspoint Apartments to the redevelopment of the property.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 and 2006 was approximately $289,000 and $71,000, respectively. The increase in the net loss is a result of a decrease in income from discontinued operations and an increase in total expenses partially offset by an increase in total revenues.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the operations of Sandspoint Apartments as income from discontinued operations due to the sale of the property to a third party on April 21, 2006.  The operations of Sandspoint Apartments for the three months ended March 31, 2006 was income of approximately $21,000 and includes approximately $791,000 of revenues generated by the property.

Excluding the discontinued operations, the Partnership’s loss from continuing operations for the three months ended March 31, 2007 and 2006 was approximately $289,000 and $92,000, respectively.  The increase in loss from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased due to increases in rental and other income.  Rental income increased due to an increase in occupancy at Vinings Peak Apartments, Plantation Crossing Apartments, and Wood Lake Apartments, an increase in the average rental rates at all five of the investment properties and a decrease in bad debt at Vinings Peak Apartments partially offset by a decrease in occupancy at Tamarind Bay and Greenspoint Apartments and an increase in bad debt at Wood Lake Apartments and Plantation Crossing Apartments.  Other income increased due to increases in tenant utility reimbursements at Vinings Peak Apartments and Wood Lake Apartments and increases in lease cancellation fees and late charges at Tamarind Bay Apartments partially offset by a decrease in interest income as a result of a lower average balance of cash and cash equivalents.

Total expenses for the three months ended March 31, 2007 increased due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expenses.  Operating expense increased due to an increase in advertising, insurance, and management fee expenses partially offset by decreases in property and maintenance expenses.  Advertising expenses increased due to increases in periodicals and web advertising at Tamarind Bay Apartments and Wood Lake Apartments.  Insurance expense increased due to increases in hazard insurance premiums at all five investment properties.  Management fees increased at four of the investment properties due to an increase in rental income as discussed above.  Property expenses decreased due to decreases in payroll and related benefits at Plantation Crossing Apartments and Vinings Peak Apartments partially offset by an increase in payroll and related benefits at Greenspoint Apartments.  Maintenance expenses decreased due to decreases in painting expenses, interior building improvements, and electrical expenses at Vinings Peak Apartments and decreases in contract labor at Wood Lake Apartments and Greenspoint Apartments partially offset by increases in contract services at Plantation Crossing Apartments. Depreciation expense increased at all five investment properties due to property improvements and replacements placed into service during the past twelve months at the investment properties.   Interest expense increased due to an increase in interest expense related to the second mortgage obtained at Tamarind Bay Apartments in June 2006 and an increase in interest expense on the advances from an affiliate of the Managing General Partner as a result of a higher outstanding advance balance in 2007 partially offset by an increase in capitalized interest at Vinings Peak Apartments, Wood Lake Apartments and Greenspoint Apartments related to ongoing redevelopment projects and a decrease in interest on the first mortgages encumbering the investment properties due to scheduled principal payments that reduced the carrying balance of the mortgages encumbering the investment properties.  Property tax expense increased due to increases in the assessed value of Vinings Peak Apartments, Plantation Crossing Apartments, and Greenspoint Apartments and a refund of prior years tax payments at Greenspoint Apartments received in March 2006.

General and administrative expenses decreased for the three months ended March 31, 2007 primarily due to a decrease in professional fees associated with Partnership matters. Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $3,064,000 compared to approximately $2,108,000 at March 31, 2006. Cash and cash equivalents increased approximately $2,839,000 from December 31, 2006 due to approximately $8,197,000 and $487,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $5,845,000 of cash used in investing activities. Cash provided by financing activities consisted of net proceeds received from the modification of the mortgage note payable at Greenspoint Apartments and advances from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the Partnership’s properties and the payment of loan costs related to the debt modification.  Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Wood Lake Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $1,837,000 of capital improvements at Wood Lake Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $17,000 for the three months ended March 31, 2007.  Additional capital improvements of approximately $17,000 were also completed which consisted primarily of structural upgrades, major landscaping, and appliance and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  In November 2006, the Partnership began a major redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Subsequent to March 31, 2007, the Managing General Partner increased the scope of the redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in October 2008 at a total estimated cost of approximately $11,905,000 of which approximately $3,021,000 was completed as of March 31, 2007.  The balance of the redevelopment project of approximately $8,884,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $1,413,000 of capital improvements at Greenspoint Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $29,000, capitalized property tax expense of approximately $5,000 and capitalized operating costs of approximately $3,000 for the three months ended March 31, 2007.  Additional capital improvements of approximately $10,000 were also completed which consisted primarily of floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in April 2008 at a total estimated cost of approximately $9,943,000 of which approximately $2,186,000 was completed as of March 31, 2007 and approximately $5,370,000 is expected to be completed during the remainder of 2007.  The redevelopment project is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vinings Peak Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $1,997,000 of capital improvements at Vinings Peak Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $20,000 for the three months ended March 31, 2007.  Additional capital improvements of approximately $74,000 were also completed which consisted primarily of major landscaping, structural upgrades, office computers, appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  In November 2006, the Partnership began a major redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Subsequent to March 31, 2007, the Managing General Partner increased the scope of redevelopment and the estimated project cost. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in August 2008 at a total estimated cost of approximately $13,816,000 of which approximately $3,249,000 was completed as of March 31, 2007.  The balance of the redevelopment project of approximately $10,567,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $21,000 of capital improvements at the property consisting primarily of office computers, plumbing fixtures, security equipment upgrades and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $16,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $2,000 for the three months ended March 31, 2007.  Additional capital improvements of approximately $52,000 were also completed which consisted primarily of structural upgrades, fire safety equipment, and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  In 2005 the Partnership began a major redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in May 2007 at a total estimated cost of approximately $2,646,000 of which approximately $2,004,000 was completed as of March 31, 2007.  The balance of the costs associated with the redevelopment of approximately $642,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2007, this credit limit was exceeded and an affiliate of the Managing General Partner advanced the Partnership approximately $5,527,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  There were no such advances during the three months ended March 31, 2006. Interest on the credit line is charged at the prime rate plus 2% or 10.25% at March 31, 2007. Interest expense was approximately $102,000 for the three months ended March 31, 2007. At March 31, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $5,850,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to March 31, 2007, the Partnership made a payment of approximately $1,873,000 of advances and accrued interest and an affiliate of the Managing General Partner advanced the Partnership approximately $2,201,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint Apartments. Greenspoint Apartments is currently undergoing a redevelopment project, as discussed above. The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property.  To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria is December 27, 2007.  If the Partnership fails to satisfy the conditions for obtaining the Note C advance, then the lender shall have no obligation to fund the Note D advance. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria is May 28, 2008.

The existing mortgage agreement, with a current balance of $10,613,000, dated May 17, 2005, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also requires a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $2,791,000. The Partnership paid loan costs of approximately $76,000 in connection with obtaining the additional financing of $3,000,000, which is capitalized in other assets on the consolidated balance sheet included in “Item 1. Financial Statements”. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

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

The terms of the existing mortgage note made by Federal Home Loan Mortgage Corporation, with a current balance of approximately $4,013,000, were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Wood Lake Apartments of approximately $17,913,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at four properties and the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,706.66 limited partnership units (the "Units") in the Partnership representing 67.99% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 67.99% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIX

By: FOX PARTNERS
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
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

 2.4

Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K dated October 1, 1998).

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

3.6

Second Amendment to the Amended and Restated Limited Partnership Agreement, dated December 4, 2006 (filed with Form 10-KSB of Registrant dated December 31, 2006 and incorporated herein by reference).

10.12

Multifamily Note dated August 30, 2001 between GMAC Commercial Mortgage Corporation and Century Properties Fund XIX for the refinance of Tamarind Bay Apartments, incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 30, 2001.

10.13

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.14

Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.15

Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.16

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.17

Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.18

Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.19

Multifamily Note dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.20

Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.21

Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.26

Promissory Note dated May 17, 2005 between Century Properties Fund XIX, a California limited partnership and ING USA Annuity and Life Insurance Company incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 17, 2005.

10.27

Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated May 17, 2005 between Century Properties Fund XIX, a California limited partnership and ING USA Annuity and Life Insurance Company incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 17, 2005.

10.35

Purchase and Sale Contract between Century Properties Fund XIX and FF Realty LLC, dated February 20, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2006.

10.36

First Amendment to the Purchase and Sale Contract between Century Properties Fund XIX and FF Realty, LLC, dated March 27, 2006, incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 22, 2006.

10.37

Multifamily Note dated June 30, 2006 between Century Properties Fund XIX, a California limited partnership and Capmark Finance Inc., a California corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2006.

10.38

Amended and Restated Multifamily Note dated June 30, 2006 between Century Properties Fund XIX, a California limited partnership and Federal Home Loan Mortgage Corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2006.

10.39

Modification Agreement between ING Life Insurance and Annuity Company, a Connecticut corporation, and Century Properties Fund XIX, a California limited partnership, dated March 30, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007.

10.40

Loan Agreement between ING Life Insurance and Annuity Company, a Connecticut corporation, and Century Properties Fund XIX, a California limited partnership, dated March 30, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007).

10.41

Promissory Note (“Note B”) between ING Life Insurance and Annuity Company, a Connecticut corporation, and Century Properties Fund XIX, a California limited partnership, dated March 30, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007).

10.42

Promissory Note (“Note C”) between ING Life Insurance and Annuity Company, a Connecticut corporation, and Century Properties Fund XIX, a California limited partnership, dated March 30, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007).

10.43

Promissory Note (“Note D”) between ING Life Insurance and Annuity Company, a Connecticut corporation, and Century Properties Fund XIX, a California limited partnership, dated March 30, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007).

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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

       /s/Martha L. Long

Name:  Martha L. Long

Date:  May 15, 2007

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.