Form 10QSB
period 2007-06-30
CENTURY PROPERTIES FUND XIX
filed 2007-08-14
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 212
Receivables and deposits		469
Restricted escrows		331
Other assets		1,241
Investment properties:
Land	$ 6,627
Buildings and related personal property	76,033
	82,660
Less accumulated depreciation	(45,741)	36,919
		$ 39,172
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 1,260
Tenant security deposit liabilities		239
Accrued property taxes		438
Other liabilities		415
Due to affiliates (Note B)		7,319
Mortgage notes payable		38,332

Partners' Deficit
General partner	$ (8,293)
Limited partners (89,287 units issued and
outstanding)	(538)	(8,831)
		$ 39,172

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 2,333	$ 2,269	$ 4,690	$ 4,471
Other income	258	303	520	534
Total revenues	2,591	2,572	5,210	5,005

Expenses:
Operating	1,360	1,271	2,695	2,513
General and administrative	110	113	212	227
Depreciation	917	655	1,654	1,275
Interest	650	435	1,170	865
Property taxes	213	186	427	305
Total expenses	3,250	2,660	6,158	5,185

Loss before discontinued operations
and casualty gain	(659)	(88)	(948)	(180)
Casualty gain (Note C)	--	23	--	23
Loss from discontinued
operations (Notes A and D)	--	(260)	--	(239)
Gain on sale of discontinued
Operations (Note D)	--	17,314	--	17,314
Net (loss) income	$ (659)	$16,989	$ (948)	$16,918

Net (loss) income allocated to
general partner	$ (78)	$ 2,005	$ (112)	$ 1,996
Net (loss) income allocated to
limited partners	(581)	14,984	(836)	14,922

	$ (659)	$16,989	$ (948)	$16,918

Per limited partnership unit:
Loss from operations	$ (6.50)	$ (0.63)	$ (9.36)	$ (1.55)
Loss from discontinued
operations	--	(2.58)	--	(2.36)
Gain on sale of discontinued
operations	--	171.02	--	171.02
Net (loss) income	$ (6.50)	$167.81	$ (9.36)	$167.11

Distribution per limited
partnership unit	$ --	$150.44	$ --	$150.44

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$89,292	$89,292

Partners' (deficiency) capital
at December 31, 2006	89,287	$ (8,181)	$ 298	$(7,883)

Net loss for the six months
ended June 30, 2007	--	(112)	(836)	(948)

Partners' deficit
at June 30, 2007	89,287	$ (8,293)	$ (538)	$(8,831)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (948)	$ 16,918
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	1,654	1,514
Amortization of loan costs	51	66
Gain on sale of investment property	--	(17,314)
Loss on early extinguishment of debt	--	78
Casualty gain	--	(23)
Change in accounts:
Receivables and deposits	(197)	143
Other assets	(268)	--
Accounts payable	(19)	(107)
Tenant security deposit liabilities	18	(58)
Accrued property taxes	357	209
Other liabilities	(26)	(79)
Due to affiliates	288	--
Net cash provided by operating activities	910	1,347

Cash flows from investing activities:
Property improvements and replacements	(10,549)	(2,128)
Net insurance proceeds received	--	57
Net withdrawals from restricted escrows	441	414
Net proceeds from sale of property	--	25,353
Net cash (used in) provided by investing activities	(10,108)	23,696

Cash flows from financing activities:
Payments on mortgage notes payable	(511)	(554)
Repayment of mortgage notes payable	--	(11,000)
Proceeds from mortgage notes payable	3,000	3,050
Distributions to partners	--	(13,707)
Advances from affiliates	8,578	--
Repayment of advances from affiliates	(1,797)	--
Loan costs paid	(85)	(85)
Net cash provided by (used in) financing activities	9,185	(22,296)

Net (decrease) increase in cash and cash equivalents	(13)	2,747
Cash and cash equivalents at beginning of period	225	2,568
Cash and cash equivalents at end of period	$ 212	$ 5,315

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 916	$ 1,069

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 987	$ 95

Approximately $2,692,000 and $681,000 of property improvements and replacements included in accounts payable at December 31, 2006 and 2005, respectively, were included in property improvements and replacements for the six months ended June 30, 2007 and 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2006 reflect the operations of Sandspoint Apartments as loss from discontinued operations due to the sale of the property to a third party on April 21, 2006.  The operations of Sandspoint Apartments for the three and six months ended June 30, 2006 were losses of approximately $260,000 and $239,000, respectively, and include approximately $146,000 and $937,000, respectively, of revenues generated by the property.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $257,000 and $297,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations on the accompanying consolidated statements of operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $100,000 and $96,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses. In connection with the redevelopment projects started in 2006 and increased in scope during the six months ended June 30, 2007 (as discussed in Note G), an affiliate of the Managing General Partner is expected to receive a redevelopment supervision fee of 4% of the actual redevelopment construction costs, or approximately $1,248,000 based on current estimated redevelopment construction costs. The Partnership was charged approximately $371,000 in redevelopment supervision fees during the six months ended June 30, 2007, which is included in investment properties. No such fees were charged during the six months ended June 30, 2006.  At June 30, 2007, approximately $131,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fee was earned during the six months ended June 30, 2007 and 2006 as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2007, this credit limit was exceeded and an affiliate of the Managing General Partner advanced the Partnership approximately $8,578,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  There were no such advances during the six months ended June 30, 2006. Interest on the credit line is charged at the prime rate plus 2% or 10.25% at June 30, 2007. Interest expense was approximately $261,000 for the six months ended June 30, 2007. During the six months ended June 30, 2007, the Partnership repaid approximately $1,873,000 of advances and accrued interest from proceeds received in connection with the additional mortgage financing of Greenspoint Apartments. At June 30, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $7,188,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to June 30, 2007, an affiliate of the Managing General Partner advanced the Partnership approximately $861,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $341,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $296,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Gain

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

Note D – Sale of Investment Property

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations, during the second quarter of 2006. The property’s operations, loss of approximately $260,000 and $239,000 for the three and six months ended June 30, 2006, respectively, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $146,000 and $937,000 for the three and six months ended June 30, 2006, respectively.

Note E – Modification of Mortgage Note Payable

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint Apartments. Greenspoint Apartments is currently undergoing a redevelopment project, as discussed in Note G.  The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property.  To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria is December 27, 2007.  If the Partnership fails to satisfy the conditions for obtaining the Note C advance, then the lender shall have no obligation to fund the Note D advance. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria is May 28, 2008.

The existing mortgage agreement, dated May 17, 2005, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008.  Note B also requires a one time principal payment of $1,000 on March 1, 2008.  Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $2,791,000. The Partnership paid loan costs of approximately $85,000 in connection with obtaining the additional financing of $3,000,000, which is capitalized in other assets on the accompanying consolidated balance sheet. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

Note F – Second Mortgage Note Payable

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity, a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. During the six months ended June 30, 2006, the Partnership paid loan costs of approximately $85,000 in connection with obtaining the additional mortgage loan which is capitalized in other assets on the accompanying consolidated balance sheet.

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

Note G – Redevelopment

During the year ended December 31, 2005 the Managing General Partner began a major redevelopment project at Tamarind Bay Apartments.  During the year ended December 31, 2006, major redevelopment projects were initiated at Greenspoint Apartments, Vinings Peak Apartments, and Wood Lake Apartments.  The properties have had difficulty staying competitive in their respective local markets.  Therefore, in an effort to increase occupancy and become competitive in the local markets, significant redevelopment projects have been started and are expected to be completed in 2007 and 2008.  During the construction periods, certain expenses are being capitalized and depreciated over the remaining lives of the properties.  Included in these construction costs are capitalized interest costs of approximately $107,000 and $22,000, capitalized property tax expense of approximately $11,000 and $2,000, and other construction period operating costs of approximately $5,000 and $1,000 for the six months ended June 30, 2007 and 2006, respectively.

The total cost of the redevelopment projects is expected to be approximately $38,188,000 of which approximately $13,346,000 was completed at June 30, 2007.  The Partnership completed approximately $8,149,000 and $533,000 in costs related to the redevelopments during the six months ended June 30, 2007 and 2006, respectively. The projects have been funded by advances from an affiliate of the Managing General Partner, financing proceeds, sales proceeds, operating cash flow, and Partnership reserves. It is expected that the redevelopment will continue to be funded from operating cash flow, Partnership reserves, and advances from an affiliate of the Managing General Partner.

Note H – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Tamarind Bay Apartments	96%	97%
St. Petersburg, Florida
Vinings Peak Apartments (1)	96%	87%
Atlanta, Georgia
Plantation Crossing Apartments	92%	90%
Atlanta, Georgia
Wood Lake Apartments (2)	95%	92%
Atlanta, Georgia
Greenspoint Apartments (3)	81%	97%
Phoenix, Arizona

(1)

The Managing General Partner attributes the increase in occupancy at Vinings Peak Apartments to improved customer service and market conditions in the area.

(2)

The Managing General Partner attributes the increase in occupancy at Wood Lake Apartments to a more stable tenant base as a result of the implementation of a strict tenant screening process.

(3)

The Managing General Partner attributes the decrease in occupancy at Greenspoint Apartments to the ongoing redevelopment of the property.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $659,000 and $948,000, respectively, compared to net income of approximately $16,989,000 and $16,918,000 for the corresponding periods in 2006. The decrease in the net income for both periods is primarily a result of the recognition of the gain on sale of Sandspoint Apartments in April 2006.

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statements of operations reflect the operations of Sandspoint Apartments as loss from discontinued operations due to its sale. The property’s operations, loss of approximately $260,000 and $239,000 for the three and six months ended June 30, 2006, respectively, are included in loss from discontinued operations.  Also included in loss from discontinued operations are revenues of approximately $146,000 and $937,000 for the three and six months ended June 30, 2006, respectively.

The Partnership’s loss before discontinued operations and casualty gain for the three and six months ended June 30, 2007 was approximately $659,000 and $948,000, respectively, as compared to loss before discontinued operations and casualty gain of approximately $88,000 and $180,000 for the three and six months ended June 30, 2006, respectively. The increase in loss before discontinued operations and casualty gain for both the three and six months ended June 30, 2007 is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased for both the three and six months ended June 30, 2007 due to an increase in rental income partially offset by a decrease in other income. Rental income increased for both periods due to an increase in occupancy at Vinings Peak Apartments, Plantation Crossing Apartments, and Wood Lake Apartments, an increase in the average rental rates at all five of the investment properties partially offset by decreases in occupancy at Tamarind Bay Apartments and Greenspoint Apartments.  Other income decreased for both periods due to a decrease in interest income as a result of a lower average balance of cash and cash equivalents partially offset by increases in tenant utility reimbursements at Tamarind Bay Apartments, Vinings Peak Apartments and Wood Lake Apartments.

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

Total expenses for both the three and six months ended June 30, 2007 increased due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expenses.  Operating expense increased due to an increase in advertising and insurance expenses partially offset by decreases in property and maintenance expenses.  Advertising expenses increased due to increases in web advertising at Tamarind Bay Apartments, Vinings Peak Apartments, and Wood Lake Apartments.  Insurance expense increased due to increases in hazard insurance premiums at all five investment properties.  Property expenses decreased due to decreases in payroll and related benefits at Vinings Peak Apartments and utilities at Wood Lake Apartments partially offset by an increase in payroll and related benefits at Greenspoint Apartments.  Maintenance expenses decreased due to decreases in contract labor at Vinings Peak Apartments, Wood Lake Apartments and Greenspoint Apartments partially offset by increases in contract services at Plantation Crossing Apartments.  Depreciation expense increased at all five investment properties due to property improvements and replacements placed into service during the past twelve months at the investment properties.   Interest expense increased due to an increase in interest expense related to the second mortgage obtained at Tamarind Bay Apartments in June 2006, the modification of the mortgage at Greenspoint Apartments which increased the carrying value of the mortgage, and an increase in interest expense on the advances from an affiliate of the Managing General Partner as a result of a higher outstanding advance balance in 2007 partially offset by an increase in capitalized interest at Vinings Peak Apartments, Wood Lake Apartments and Greenspoint Apartments related to ongoing redevelopment projects and a decrease in interest on the first mortgages encumbering the investment properties due to scheduled principal payments that reduced the carrying balance of the mortgages encumbering the investment properties.  Property tax expense increased due to increases in the assessed value of Vinings Peak Apartments, Plantation Crossing Apartments, Wood Lake Apartments and Greenspoint Apartments.

General and administrative expenses decreased for the three and six months ended June 30, 2007 primarily due to a decrease in professional fees associated with Partnership matters. Also included in general and administrative expenses for the six months ended June 30, 2007 and 2006 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $212,000 compared to approximately $5,315,000 at June 30, 2006. Cash and cash equivalents decreased approximately $13,000 from December 31, 2006 due to approximately $10,108,000 of cash used in investing activities, partially offset by approximately $9,185,000 and $910,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows.  Cash provided by financing activities consisted of net proceeds received from the modification of the mortgage note payable at Greenspoint Apartments and advances from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the Partnership’s properties, the payment of loan costs related to the debt modification, and repayment of advances from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Wood Lake Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $2,040,000 of capital improvements at Wood Lake Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $17,000 for the six months ended June 30, 2007.  Additional capital improvements of approximately $38,000 were also completed which consisted primarily of major landscaping, and appliance and floor covering replacements.  These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  In November 2006, the Partnership began a major redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in October 2008 at a total estimated cost of approximately $11,873,000 of which approximately $3,224,000 was completed as of June 30, 2007.  The balance of the redevelopment project of approximately $8,649,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $3,441,000 of capital improvements at Greenspoint Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $67,000, capitalized property tax expense of approximately $11,000 and capitalized operating costs of approximately $5,000 for the six months ended June 30, 2007.  Additional capital improvements of approximately $232,000 were also completed which consisted primarily of building improvements and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in June 2008 at a total estimated cost of approximately $9,943,000 of which approximately $4,214,000 was completed as of June 30, 2007.  The balance of the redevelopment project of approximately $5,729,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vinings Peak Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $2,321,000 of capital improvements at Vinings Peak Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $21,000 for the six months ended June 30, 2007.  Additional capital improvements of approximately $107,000 were also completed which consisted primarily of major landscaping, structural upgrades, resurfacing of kitchen and bath countertops, office computers, appliance and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  In November 2006, the Partnership began a major redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing

General Partner anticipates the redevelopment to be completed in August 2008 at a total estimated cost of approximately $13,790,000 of which approximately $3,573,000 was completed as of June 30, 2007.  The balance of the redevelopment project of approximately $10,217,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $234,000 of capital improvements at the property consisting primarily of building improvements, office computers, plumbing fixtures, sprinkler system upgrades and floor covering, appliance, and air conditioning unit replacements. These improvements were funded from operating cash flow and replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $347,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $2,000 for the six months ended June 30, 2007.  Additional capital improvements of approximately $84,000 were also completed which consisted primarily of structural upgrades, fire safety equipment, swimming pool unpgrades, major landscaping, and floor covering replacements. These improvements were funded from operating cash flow.  The Partnership regularly evaluates the capital improvement needs of the property.  In 2005 the Partnership began a major redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in September 2007 at a total estimated cost of approximately $2,582,000 of which approximately $2,335,000 was completed as of June 30, 2007.  The balance of the costs associated with the redevelopment of approximately $247,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2007, this credit limit was exceeded and an affiliate of the Managing General Partner advanced the Partnership approximately $8,578,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  There were no such advances during the six months ended June 30, 2006. Interest on the credit line is charged at the prime rate plus 2% or 10.25% at June 30, 2007. Interest expense was approximately $261,000 for the six months ended June 30, 2007. During the six months ended June 30, 2007, the Partnership repaid approximately $1,873,000 of advances and accrued interest from proceeds received in connection with the additional mortgage financing of Greenspoint Apartments. At June 30, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $7,188,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to June 30, 2007, an affiliate of the Managing General Partner advanced the Partnership approximately $861,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

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

The existing mortgage agreement, with a current balance of $10,555,000, dated May 17, 2005, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also requires a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $2,791,000. The Partnership paid loan costs of approximately $85,000 in connection with obtaining the additional financing of $3,000,000, which is capitalized in other assets on the consolidated balance sheet included in “Item 1. Financial Statements”. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. During the six months ended June 30, 2006, the Partnership paid loan costs of approximately $85,000 in connection with obtaining the additional mortgage loan which is capitalized in other assets.

The terms of the existing mortgage note made by Federal Home Loan Mortgage Corporation, with a current balance of approximately $4,003,000, were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Wood Lake Apartments of approximately $17,724,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2007 and 2006 (in thousands, except per unit data):

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2007	Unit	June 30, 2006	Unit

Sale proceeds (1)	$ --	$ --	$ 13,707	$ 150.44

(1)

Proceeds from the sale of Sandspoint Apartments in April 2006.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at four properties and the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 limited partnership units (the "Units") in the Partnership representing 68.00% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CENTURY PROPERTIES FUND XIX

By: FOX PARTNERS
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XIX (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

       /s/Martha L. Long

Name:  Martha L. Long

Date:  August 13, 2007

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.