Form 10QSB
period 2007-09-30
CENTURY PROPERTIES FUND XIX
filed 2007-11-14
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except per unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 344
Receivables and deposits		268
Other assets		1,240
Investment properties:
Land	$ 6,627
Buildings and related personal property	79,430
	86,057
Less accumulated depreciation	(46,758)	39,299
		$ 41,151
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 2,069
Tenant security deposits payable		257
Accrued property taxes		336
Other liabilities		392
Due to affiliates (Note B)		9,674
Mortgage notes payable		38,072

Partners' Deficit
General partner	$ (8,390)
Limited partners (89,287 units issued and
outstanding)	(1,259)	(9,649)
		$ 41,151

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues:
Rental income	$ 2,324	$ 2,326	$ 7,014	$ 6,797
Other income	238	281	758	815
Total revenues	2,562	2,607	7,772	7,612

Expenses:
Operating	1,473	1,313	4,168	3,826
General and administrative	104	106	316	333
Depreciation	1,026	686	2,680	1,961
Interest	606	470	1,776	1,335
Property tax	192	189	619	494
Total expenses	3,401	2,764	9,559	7,949

Loss before discontinued
operations and casualty gain	(839)	(157)	(1,787)	(337)
Casualty gain (Note C)	21	--	21	23
Income (loss) from discontinued
operations (Note A and D)	--	9	--	(230)
Gain on sale of discontinued
operations (Note D)	--	--	--	17,314
Net (loss) income	$ (818)	$ (148)	$(1,766)	$16,770

Net (loss) income allocated to
general partner	$ (97)	$ (17)	$ (209)	$ 1,979
Net (loss) income allocated to
limited partners	(721)	(131)	(1,557)	14,791
	$ (818)	$ (148)	$(1,766)	$16,770
Per limited partnership unit:
Loss from continuing
operations	$ (8.08)	$ (1.57)	$(17.44)	$ (3.10)
Income (loss) from discontinued
operations	--	0.10	--	(2.27)
Gain on sale of discontinued
operations	--	--	--	171.02
	$ (8.08)	$ (1.47)	$(17.44)	$165.65
Distributions per limited
partnership unit	$ --	$ 45.48	$ --	$195.92

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$89,292	$ 89,292

Partners' (deficiency) capital
at December 31, 2006	89,287	$ (8,181)	$ 298	$ (7,883)

Net loss for the nine months
ended September 30, 2007	--	(209)	(1,557)	(1,766)

Partners' deficit
at September 30, 2007	89,287	$ (8,390)	$(1,259)	$ (9,649)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,766)	$ 16,770
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	2,680	2,200
Amortization of loan costs	79	89
Casualty gain	(21)	(23)
Loss on early extinguishment of debt	--	78
Gain on sale of investment property	--	(17,314)
Change in accounts:
Receivables and deposits	4	231
Other assets	(295)	133
Accounts payable	148	102
Tenant security deposits payable	36	(39)
Accrued property taxes	255	14
Other liabilities	(49)	(72)
Due to affiliates	537	--
Net cash provided by operating activities	1,608	2,169

Cash flows from investing activities:
Property improvements and replacements	(13,317)	(2,753)
Net proceeds from sale of property	--	25,353
Net insurance proceeds received	25	57
Net withdrawals from restricted escrows	772	412
Net cash (used in) provided by investing activities	(12,520)	23,069

Cash flows from financing activities:
Payment on mortgage notes payable	(771)	(798)
Repayment of mortgage note payable	--	(11,000)
Proceeds from mortgage note payable	3,000	3,050
Distributions to partners	--	(17,851)
Advances received from affiliate	10,875	--
Repayment of advances from affiliate	(1,988)	--
Loan costs paid	(85)	(93)
Net cash provided by (used in) financing activities	11,031	(26,692)

Net increase (decrease) in cash and cash equivalents	119	(1,454)
Cash and cash equivalents at beginning of period	225	2,568
Cash and cash equivalents at end of period	$ 344	$ 1,114

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,294	$ 1,477
Supplemental disclosure of non-cash flow information:
Property improvements and replacements in accounts
payable	$ 1,629	$ 243

Approximately $2,692,000 and $681,000 of property improvements and replacements included in accounts payable at December 31, 2006 and 2005, respectively, were included in property improvements and replacements for the nine months ended September 30, 2007 and 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and nine months ended September 30, 2006 reflect the operations of Sandspoint Apartments as income (loss) from discontinued operations due to the sale of the property to a third party on April 21, 2006.  The operations of Sandspoint Apartments for the three and nine months ended September 30, 2006 was income of approximately $9,000 and a loss of approximately $230,000, respectively, and include approximately zero and $937,000, respectively, of revenues generated by the property.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $387,000 and $422,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses and income (loss) from discontinued operations on the accompanying consolidated statements of operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $150,000 and $149,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses. In connection with the redevelopment projects started in 2006 and increased in scope during the nine months ended September 30, 2007 (as discussed in Note G), an affiliate of the Managing General Partner is expected to receive a redevelopment supervision fee of 4% of the actual redevelopment construction costs, or approximately $1,371,000 based on current estimated redevelopment construction costs. The Partnership was charged approximately $437,000 in redevelopment supervision fees during the nine months ended September 30, 2007, which is included in investment properties. No such fees were charged during the nine months ended September 30, 2006.  At September 30, 2007, approximately $186,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No fee was earned during the nine months ended September 30, 2007 and 2006 as there were no distributions from operations.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2007, this credit limit was exceeded and an affiliate of the Managing General Partner advanced the Partnership approximately $10,875,000 to fund operations and redevelopment costs at several of the Partnership’s properties.

There were no such advances during the nine months ended September 30, 2006. Interest on the credit line is charged at the prime rate plus 2% or 9.75% at September 30, 2007. Interest expense was approximately $460,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Partnership repaid approximately $2,068,000 of advances and accrued interest from proceeds received in connection with the additional mortgage financing of Greenspoint Apartments. At September 30, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $9,488,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to September 30, 2007, an affiliate of the Managing General Partner advanced the Partnership approximately $3,102,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $349,000 and $296,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Casualty Gain

In March 2007, Plantation Crossing Apartments experienced damage from a fire. As a result of the damages, approximately $4,000 of undepreciated damaged assets were written off during the nine months ended September 30, 2007.  During the nine months ended September 30, 2007 the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $21,000.

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

Note D – Sale of Investment Property

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs. The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in income (loss) from discontinued operations, during the nine months ended September 30, 2006.

The property’s operations, income of approximately $9,000 and a loss of approximately $230,000 for the three and nine months ended September 30, 2006, respectively, are included in income (loss) from discontinued operations.  Also included in income (loss) from discontinued operations are revenues of approximately zero and $937,000 for the three and nine months ended September 30, 2006, respectively.  During the three months ended September 30, 2006, certain operating accruals of approximately $9,000 established at the time of the sale were reversed due to actual costs being less than anticipated.

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

Note F – Second Mortgage Note Payable

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity, a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. During the nine months ended September 30, 2006, the Partnership paid loan costs of approximately $93,000 in connection with obtaining the additional mortgage loan which is capitalized in other assets on the accompanying consolidated balance sheet.

The terms of the existing mortgage note made by Federal Home Loan Mortgage Corporation were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

Note G – Redevelopment

During the year ended December 31, 2005 the Managing General Partner began a major redevelopment project at Tamarind Bay Apartments.  During the year ended December 31, 2006, major redevelopment projects were initiated at Greenspoint Apartments, Vinings Peak Apartments, and Wood Lake Apartments.  The properties have had difficulty staying competitive in their respective local markets.  Therefore, in an effort to increase occupancy and become competitive in the local markets, significant redevelopment projects have been started and are expected to be completed in 2007 and 2008.  During the construction periods, certain expenses are being capitalized and depreciated over the remaining lives of the properties. Included in these construction costs are capitalized interest costs of approximately $230,000 and $39,000, capitalized property tax expense of approximately $30,000 and $6,000, and other construction period operating costs of approximately $15,000 and $2,000 for the nine months ended September 30, 2007 and 2006, respectively.

The total cost of the redevelopment projects is expected to be approximately $41,659,000 of which approximately $16,438,000 was completed at September 30, 2007.  The Partnership completed approximately $11,241,000 and $619,000 in costs related to the redevelopments during the nine months ended September 30, 2007 and 2006, respectively. The projects have been funded by advances from an affiliate of the Managing General Partner, financing proceeds, sales proceeds, operating cash flow, and Partnership reserves. It is expected that the redevelopments will continue to be funded from operating cash flow, Partnership reserves, and advances from an affiliate of the Managing General Partner.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Tamarind Bay Apartments	96%	96%
St. Petersburg, Florida
Vinings Peak Apartments (1)	93%	89%
Atlanta, Georgia
Plantation Crossing Apartments (2)	94%	91%
Atlanta, Georgia
Wood Lake Apartments	91%	92%
Atlanta, Georgia
Greenspoint Apartments (3)	79%	95%
Phoenix, Arizona

(1)

The Managing General Partner attributes the increase in occupancy at Vinings Peak Apartments to improved customer service and market conditions in the area.

(2)

The Managing General Partner attributes the increase in occupancy at Plantation Crossing Apartments to a more stable tenant base as a result of the implementation of a strict tenant screening process.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $818,000 and $1,766,000, respectively, compared to net loss of approximately $148,000 and net income of approximately $16,770,000 for the corresponding periods in 2006. The increase in net loss for the three months ended September 30, 2007 is due to an increase in total expenses and a decrease in total revenues, partially offset by the recognition of a casualty gain in 2007.  The decrease in the net income for the nine months ended September 30, 2007 is primarily a result of the recognition of the gain on sale of Sandspoint Apartments in April 2006.

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs. The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in income (loss) from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statements of operations reflect the operations of Sandspoint Apartments as income (loss) from discontinued operations due to its sale. The property’s operations, income of approximately $9,000 and a loss of approximately $230,000 for the three and nine months ended September 30, 2006, respectively, are included in income (loss) from discontinued operations.  Also included in income (loss) from discontinued operations are revenues of approximately zero and $937,000 for the three and nine months ended September 30, 2006, respectively.

The Partnership’s loss before discontinued operations and casualty gain for the three and nine months ended September 30, 2007 was approximately $839,000 and $1,787,000, respectively, as compared to loss before discontinued operations and casualty gain of approximately $157,000 and $337,000 for the three and nine months ended September 30, 2006, respectively. The increase in loss before discontinued operations and casualty gain for the three months ended September 30, 2007 is due to an increase in total expenses and a decrease in total revenues.  The increase in loss before discontinued operations and casualty gain for the nine months ended September 30, 2007 is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues decreased for the three months ended September 30, 2007 due to a decrease in other income.  Rental income remained relatively constant for the three month period.  Total revenues increased for the nine months ended September 30, 2007 due to an increase in rental income partially offset by a decrease in other income.  Other income decreased for both periods due to a decrease in interest income as a result of a lower average balance of cash and cash equivalents partially offset by increases in tenant utility reimbursements at Tamarind Bay Apartments, Vinings Peak Apartments and Wood Lake Apartments.  Rental income increased for the nine months ended September 30, 2007 due to an increase in occupancy at Vinings Peak Apartments and Plantation Crossing Apartments and an increase in the average rental rates at all five of the investment properties partially offset by decreases in occupancy at Greenspoint Apartments and Wood Lake Apartments.

In March 2007, Plantation Crossing Apartments experienced damage from a fire. As a result of the damages, approximately $4,000 of undepreciated damaged assets were written off during the nine months ended September 30, 2007.  During the nine months ended September 30, 2007 the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $21,000.

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

Total expenses for both the three and nine months ended September 30, 2007 increased due to increases in operating, depreciation, interest and property tax expenses.  For the nine months ended September 30, 2007 the increase in total expenses was partially offset by a decrease in general and administrative expense.  General and administrative expense remained relatively constant for the three months ended September 30, 2007.   Operating expense increased due to increases in advertising, property and insurance expenses partially offset by a decrease in maintenance expenses.  Advertising expenses increased due to increases in web advertising at Tamarind Bay Apartments, Vinings Peak Apartments, and Wood Lake Apartments.  Insurance expense increased due to increases in hazard insurance premiums at all five investment properties.  Property expense increased due to an increase in payroll and related benefits and utility costs at most of the Partnership’s investment properties.  Maintenance expenses decreased due to decreases in contract labor at Vinings Peak Apartments, Wood Lake Apartments and Greenspoint Apartments partially offset by increases in contract services at Plantation Crossing Apartments.  Depreciation expense increased at all five investment properties due to property improvements and replacements placed into service during the past twelve months at the investment properties.   Interest expense increased due to an increase in interest expense related to the second mortgage obtained at Tamarind Bay Apartments in June 2006, the modification of the mortgage at Greenspoint Apartments which increased the carrying value of the mortgage, and an increase in interest expense on the advances from an affiliate of the Managing General Partner as a result of a higher outstanding advance balance in 2007 partially offset by an increase in capitalized interest at Vinings Peak Apartments, Wood Lake Apartments and Greenspoint Apartments related to ongoing redevelopment projects and a decrease in interest on the first mortgages encumbering the investment properties due to scheduled principal payments that reduced the carrying balance of the mortgages encumbering the investment properties.  Property tax expense increased due to increases in the assessed value of Vinings Peak Apartments, Plantation Crossing Apartments, and Greenspoint Apartments.

General and administrative expenses decreased for the nine months ended September 30, 2007 primarily due to a decrease in professional fees associated with Partnership matters. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $344,000 compared to approximately $1,114,000 at September 30, 2006. Cash and cash equivalents increased approximately $119,000 from December 31, 2006 due to approximately $11,031,000 and $1,608,000 of cash provided by financing and operating activities, respectively partially offset by approximately $12,520,000 of cash used in investing activities. Cash provided by financing activities consisted of net proceeds received from the modification of the mortgage note payable at Greenspoint Apartments and advances from an affiliate of the Managing General Partner partially offset by principal payments on the mortgages encumbering the Partnership’s properties, the payment of loan costs related to the debt modification, and repayment of advances from an affiliate of the Managing General Partner.  Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and insurance proceeds received.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Wood Lake Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $2,756,000 of capital improvements at Wood Lake Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $54,000, capitalized property tax expense of approximately $6,000, and capitalized operating costs of approximately $1,000 for the nine months ended September 30, 2007.  Additional capital improvements of approximately $287,000 were also completed which consisted primarily of appliance and floor covering replacements.  These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  In November 2006, the Partnership began a major redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in August 2008 at a total estimated cost of approximately $13,451,000 of which approximately $3,940,000 was completed as of September 30, 2007.  The balance of the redevelopment project of approximately $9,511,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Greenspoint Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $5,310,000 of capital improvements at Greenspoint Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $111,000, capitalized property tax expense of approximately $18,000 and capitalized operating costs of approximately $12,000 for the nine months ended September 30, 2007.  Additional capital improvements of approximately $68,000 were also completed which consisted primarily of building improvements and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  The property is currently undergoing a redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in March 2008 at a total estimated cost of approximately $9,943,000 of which approximately $6,083,000 was completed as of September 30, 2007.  The balance of the redevelopment project of approximately $3,860,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Vinings Peak Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $2,756,000 of capital improvements at Vinings Peak Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $63,000, capitalized property tax expense of approximately $6,000, and capitalized operating costs of approximately $2,000 for the nine months ended September 30, 2007.  Additional capital improvements of approximately $118,000 were also completed which consisted primarily of structural upgrades, resurfacing of kitchen and bath countertops, appliance and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  In November 2006, the Partnership began a major redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in September 2008 at a total estimated cost of approximately $15,682,000 of which approximately $4,008,000 was completed as of September 30, 2007.  The balance of the redevelopment project of approximately $11,674,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $311,000 of capital improvements at the property consisting primarily of building improvements, plumbing fixtures, sprinkler system upgrades, and floor covering, appliance, and air conditioning unit replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the nine months ended September 30, 2007, the Partnership completed approximately $419,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $2,000 for the nine months ended September 30, 2007.  Additional capital improvements of approximately $229,000 were also completed which consisted primarily of structural upgrades, fire safety equipment, swimming pool upgrades, major landscaping, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  In 2005 the Partnership began a major redevelopment project in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the fourth quarter of 2007 at a total estimated cost of approximately $2,583,000 of which approximately $2,407,000 was completed as of September 30, 2007.  The balance of the costs associated with the redevelopment of approximately $176,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2007, this credit limit was exceeded and an affiliate of the Managing General Partner advanced the Partnership approximately $10,875,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  There were no such advances during the nine months ended September 30, 2006. Interest on the credit line is charged at the prime rate plus 2% or 9.75% at September 30, 2007. Interest expense was approximately $460,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Partnership repaid approximately $2,068,000 of advances and accrued interest from proceeds received in connection with the additional mortgage financing of Greenspoint Apartments. At September 30, 2007 the total advances and accrued interest due to the Corporate General Partner was approximately $9,488,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Subsequent to September 30, 2007, an affiliate of the Managing General Partner advanced the Partnership approximately $3,102,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

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

The existing mortgage agreement dated May 17, 2005 was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also requires a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $2,791,000. The Partnership paid loan costs of approximately $85,000 in connection with obtaining the additional financing of $3,000,000, which is capitalized in other assets on the consolidated balance sheet included in “Item 1. Financial Statements”. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. During the nine months ended September 30, 2006, the Partnership paid loan costs of approximately $93,000 in connection with obtaining the additional mortgage loan which is capitalized in other assets.

The terms of the existing mortgage note made by Federal Home Loan Mortgage Corporation were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

The mortgage indebtedness encumbering Vinings Peak, Plantation Crossing and Wood Lake Apartments of approximately $17,534,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine Months		Nine Months
	Ended	Per Limited	Ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2007	Unit	2006	Unit

Sale proceeds (1)	$ --	$ --	$ 12,773	$ 140.18
Refinance proceeds (2)	--	--	5,078	55.74
	$ --	$ --	$ 17,851	$ 195.92

(1)

Proceeds from the sale of Sandspoint Apartments in April 2006 and the sale of Misty Woods in October 2005.

(2)

Proceeds from the refinancings of Greenspoint and Sandspoint Apartments in May 2005.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at four properties and the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 limited partnership units (the "Units") in the Partnership representing 68.00% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

CENTURY PROPERTIES FUND XIX

By: FOX PARTNERS
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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