Form 10KSB
period 2007-12-31
CENTURY PROPERTIES FUND XIX
filed 2008-03-31
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Units of Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $10,329,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

Redevelopment and construction risks could affect the Partnership’s profitability.

Four of the Partnership’s properties are currently under redevelopment. These activities are subject to the following risks:

•

the Partnership may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

•

the Partnership may incur costs that exceed its original estimates due to increased material, labor or other costs;

•

the Partnership may be unable to complete construction and lease up of a property on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

•

occupancy rates and rents at a property may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

•

the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

•

the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident terminations, or managing existing improvements on the site prior to resident terminations.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

A further description of the Partnership’s business is included in “Management’s Discussion and Analysis or Plan of Operation” included in “Item 6” of this Form 10-KSB.

Item 2.

Description of Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Lakeside at Vinings Mountain
(formerly known as Wood Lake
Apartments)	12/83	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	220 units

Greenspoint Apartments	02/84	Fee ownership subject to	Apartment
Phoenix, Arizona		first and second	336 units
mortgages

The Peak at Vinings Mountain
(formerly known as Vinings
Peak Apartments)	04/84	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	280 units

Plantation Crossing Apartments	06/84	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	180 units

Tamarind Bay Apartments	07/84	Fee ownership subject to	Apartment
St. Petersburg, FL		first and second	200 units
mortgages

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations during the year ended December 31, 2006.  Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $152,000 of loss, including revenues of approximately $937,000.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	Of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakeside at Vinings
Mountain (formerly
known as Wood Lake
Apartments)	$21,356	$10,897	5-30 yrs	S/L	$ 8,302
Greenspoint
Apartments	23,872	10,903	5-30 yrs	S/L	9,687
The Peak at Vinings
Mountain (formerly
known as Vinings
Peak Apartments)	23,471	11,856	5-30 yrs	S/L	8,760
Plantation Crossing
Apartments	11,846	7,729	5-30 yrs	S/L	2,451
Tamarind Bay Apartments	11,783	6,493	5-30 yrs	S/L	4,097
	$92,328	$47,878			$33,297

See "Note A – Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Lakeside at Vinings Mountain
(formerly known as Wood
Lake Apartments)	$ 6,360	4.41%	25 yrs	07/01/13	$ 4,592
Greenspoint Apartments
1st mortgage	10,436	5.31%	25 yrs	05/01/12(3)	9,262
2nd mortgage	3,000	5.79%	25 yrs	05/01/12(3)	2,791
The Peak at Vinings Mountain
Mountain (formerly known
as Vinings Peak Apartments)	7,182	4.41%	25 yrs	07/01/13	5,186
Plantation Crossing
Apartments	3,799	4.41%	25 yrs	07/01/13	2,743
Tamarind Bay Apartments
1st mortgage	3,982	7.11%	30 yrs	09/01/21	2,984
2nd mortgage	3,050	6.31%	30 yrs (4)	09/01/21	2,424
	$37,809				$29,982

(1)

Fixed rate mortgages.

(2)

See “Note B – Mortgage Notes Payable” of the consolidated financial statements included in “Item 7. Financial Statements” for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(3)

The Partnership anticipates the mortgage lender to exercise its option to call the mortgage due in full on the first call date of May 1, 2012. The first mortgage has a stated maturity of June 1, 2030.  The second mortgage has a stated maturity of October 1, 2033.

(4)

Requires monthly payments of interest only until July 1, 2009.  From August 1, 2009 through the maturity date of September 1, 2021, the loan requires monthly payments of principal and interest.

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint Apartments. Greenspoint Apartments is currently undergoing a redevelopment project, as discussed in Item 7. Financial Statements – Note F.  The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property.  To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007. The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000.  To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria is May 28, 2008.

The existing mortgage agreement, dated May 17, 2005, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008.  Note B also requires a one time principal payment of $1,000 on March 1, 2008.  Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $2,791,000. The Partnership paid loan costs of approximately $90,000 in connection with obtaining the additional financing of $3,000,000, which is capitalized in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.  Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity, a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. During the year ended December 31, 2006, the Partnership paid approximately $96,000 of loan costs which were capitalized and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

The terms of the existing mortgage note on Tamarind Bay Apartments made by Federal Home Loan Mortgage Corporation were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property were as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006
Lakeside at Vinings Mountain
(formerly known as Wood Lake
Apartments) (1)	$ 9,105	$ 8,427	86%	92%
Greenspoint Apartments (1)	9,173	8,499	80%	94%
The Peak at Vinings Mountain (formerly known as Vinings Peak Apartments)
(formerly known as Vinings Peak
Apartments)	8,454	7,874	90%	91%
Plantation Crossing Apartments (2)	7,940	7,749	95%	92%
Tamarind Bay Apartments	9,116	8,589	94%	94%

(1)

The Managing General Partner attributes the decrease in occupancy at both Lakeside at Vinings Mountain (formerly known as Wood Lake Apartments) and Greenspoint Apartments to the current redevelopment projects at the properties.  See discussion below.

(2)

The Managing General Partner attributes the increase in occupancy at Plantation Crossing Apartments to more competitive pricing for the marketplace.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were as follows:

	2007	2007
	Billing	Rate

Lakeside at Vinings Mountain (formerly known as	$ 175	2.87%
Wood Lake Apartments)
Greenspoint Apartments	157	0.89%
The Peak at Vinings Mountain (formerly known as	223	2.88%
Vinings Peak Apartments)
Plantation Crossing Apartments	108	2.99%
Tamarind Bay Apartments	178	2.05%

Capital Improvements

Lakeside at Vinings Mountain (formerly known as Wood Lake Apartments)

During the year ended December 31, 2007, the Partnership completed approximately $5,052,000 of capital improvements at Lakeside at Vinings Mountain (formerly known as Wood Lake Apartments) arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $107,000, capitalized property tax expense of approximately $16,000 and other construction period operating costs of approximately $4,000 for the year ended December 31, 2007.  Additional capital improvements of approximately $56,000 were also completed which consisted primarily of appliance and floor covering replacements.  These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at Lakeside at Vinings Mountain (formerly known as Wood Lake Apartments) in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures.  The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in September 2008 at a total estimated cost of approximately $13,537,000 of which approximately $6,236,000 was completed as of December 31, 2007.  The balance of the redevelopment project of approximately $7,301,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2008.

Greenspoint Apartments

During the year ended December 31, 2007, the Partnership completed approximately $6,928,000 of capital improvements at Greenspoint Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $146,000, capitalized property tax expense of approximately $23,000 and other construction period operating costs of approximately $15,000 for the year ended December 31, 2007.  Additional capital improvements of approximately $97,000 were also completed which consisted primarily of building improvements and floor covering replacements.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at Greenspoint Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The planned common area improvements consist of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in July 2008 at a total estimated cost of approximately $9,961,000 of which approximately $7,701,000 was completed as of December 31, 2007 and approximately $2,260,000 is expected to be completed in 2008.  The redevelopment project is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2008.

The Peak at Vinings Mountain (formerly known as Vinings Peak Apartments)

During the year ended December 31, 2007, the Partnership completed approximately $4,728,000 of capital improvements at The Peak at Vinings Mountain (formerly known as Vinings Peak Apartments) arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $109,000, capitalized property tax expense of approximately $14,000 and other construction period operating costs of approximately $4,000 for the year ended December 31, 2007.  Additional capital improvements of approximately $129,000 were also completed which consisted primarily of building improvements, kitchen and bath resurfacing and floor covering replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at The Peak at Vinings Mountain (formerly known as Vinings Peak Apartments) in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior  lighting and signage. During the construction period, certain expenses are being capitalized and depreciated over the remaining life of the property.  Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in November 2008 at a total estimated cost of approximately $15,765,000 of which approximately $5,980,000 was completed as of December 31, 2007.  The balance of the redevelopment project of approximately $9,785,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2008.

Plantation Crossing Apartments

During the year ended December 31, 2007, the Partnership completed approximately $340,000 of capital improvements at the property consisting primarily of building improvements, plumbing fixtures, grounds lighting, floor covering, appliance, and air conditioning unit replacements. These improvements were funded from operating cash flow, replacement reserves and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the year ended December 31, 2007, the Partnership completed approximately $445,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $2,000 for the year ended December 31, 2007.  Additional capital improvements of approximately $750,000 were also completed which consisted primarily of structural upgrades, electrical conservation, fire safety equipment, swimming pool upgrades, major landscaping, recreational facility improvements, and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. During 2005, the Partnership began a major redevelopment project at Tamarind Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  As of December 31, 2007 the redevelopment was substantially complete. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed during the first quarter of 2008 at a total estimated cost of approximately $2,472,000 of which approximately $2,433,000 was completed as of December 31, 2007.  The balance of the costs associated with the redevelopment of approximately $39,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.   In addition to the redevelopment project, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units aggregating $89,292,000. The Partnership had 89,287 units outstanding held by 2,941 limited partners of record at December 31, 2007. Affiliates of the Managing General Partner owned 60,711.66 units or 68.00% at December 31, 2007. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year		Year
	Ended	Per Limited	Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit
Sale proceeds (1)	$ --	$ --	$12,773	$ 140.18
Refinance proceeds (2)	--	--	5,078	55.74
	$ --	$ --	$17,851	$ 195.92

(1)

Proceeds from the sale of Sandspoint Apartments in April 2006 and the sale of Misty Woods Apartments in October 2005.

(2)

Proceeds from the refinancings of Greenspoint Apartments and Sandspoint Apartments in May 2005.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at four properties and the amounts accrued and payable to affiliates of the Managing General Partner, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008. See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2007 was approximately $2,765,000 compared to net income of approximately $16,638,000 for the year ended December 31, 2006. The decrease in the net income for the year ended December 31, 2007 is primarily a result of the recognition of the gain on sale of Sandspoint Apartments in April 2006.

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations during the year ended December 31, 2006.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated statements of operations reflect the operations of Sandspoint Apartments as loss from discontinued operations due to its sale.  Also included in loss from discontinued operations for the year ended December 31, 2006 is approximately $152,000 of loss, including revenue of approximately $937,000.

In March 2007, Plantation Crossing Apartments experienced damage from a fire. As a result of the damages, approximately $4,000 of undepreciated damaged assets were written off during the year ended December 31, 2007.  During the year ended December 31, 2007 the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $21,000.

In January 2006, Plantation Crossing Apartments incurred damage as a result of a storm.  As a result of the damages, approximately $8,000 of undepreciated damaged assets were written off during the year ended December 31, 2006.  During the year ended December 31, 2006 the Partnership received approximately $44,000 in insurance proceeds and recognized a casualty gain of approximately $36,000.

In September 2005, one of the Partnership’s investment properties, The Peak at Vinings Mountain (formally known as Vinings Peak Apartments), incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $25,000 of undepreciated damaged assets were written off during the year ended December 31, 2005.  The Partnership recognized a casualty loss of approximately $2,000 during 2005.  During the year ended December 31, 2006, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $3,000, which is included in operating expenses.

The Partnership’s loss before discontinued operations and casualty gain for the year ended December 31, 2007 was approximately $2,786,000 as compared to approximately $482,000 for the year ended December 31, 2006. The increase in loss before discontinued operations and casualty gain is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased due to an increase in rental income partially offset by a decrease in other income.  Rental income increased due to an increase in occupancy at Plantation Crossing Apartments and an increase in the average rental rates at all five of the investment properties, partially offset by decreases in occupancy at Greenspoint Apartments, Lakeside at Vinings Mountain (formally known as Wood Lake Apartments) and The Peak at Vinings Mountain (formerly known as Vinings Peak Apartments). Other income decreased due to a decrease in interest income as a result of a lower average balance of cash and cash equivalents partially offset by increases in tenant utility reimbursements at Tamarind Bay Apartments and Lakeside at Vinings Mountain Apartments (formally known as Wood Lake Apartments).

Total expenses increased due to increases in operating, depreciation, interest and property tax expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in advertising, property and insurance expenses partially offset by a decrease in maintenance expenses. Advertising expenses increased due to increases in national print and national web advertising at all five properties. Property expenses increased due to payroll and related benefits and utility costs at two of the Partnership’s properties. Insurance expense increased due to increases in hazard insurance premiums and umbrella coverage at all five investment properties. Maintenance expenses decreased due to decreases in contract services at four of the investment properties. Depreciation expense increased at all five investment properties due to property improvements and replacements placed into service during the past twelve months at the investment properties. Interest expense increased due to an increase in interest expense related to the second mortgage obtained at Tamarind Bay Apartments in June 2006, the 2007 modification of the mortgage at Greenspoint Apartments which increased the carrying value of the mortgage, and an increase in interest expense on the advances from an affiliate of the Managing General Partner as a result of a higher outstanding advance balance in 2007, partially offset by an increase in capitalized interest at The Peak at Vinings Mountain (formerly known as Vinings Peak Apartments), Lakeside at Vinings Mountain (formerly known as Wood Lake Apartments) and Greenspoint Apartments related to ongoing redevelopment projects and a decrease in interest on the first mortgages encumbering the investment properties due to scheduled principal payments that reduced the carrying balance of the mortgages.  Property tax expense increased due to significant increases in the assessed value of two of the investment properties.

General and administrative expenses decreased for the year ended December 31, 2007 primarily due to a decrease in professional fees associated with Partnership matters. Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $199,000 compared to approximately $225,000 at December 31, 2006.  Cash and cash equivalents decreased approximately $26,000 due to approximately $18,416,000 of cash used in investing activities, partially offset by approximately $16,481,000 and $1,909,000 of cash provided by financing and operating activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from restricted escrows and insurance proceeds received.  Cash provided by financing activities consisted of net proceeds received from the modification of the mortgage note payable at Greenspoint Apartments and advances from an affiliate of the Managing General Partner, partially offset by principal payments on the mortgages encumbering the Partnership’s properties, the payment of loan costs related to the debt modification, and repayment of advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2007, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $16,593,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  During the year ended December 31, 2006, AIMCO Properties, L.P. advanced the Partnership approximately $221,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 9.75% at December 31, 2007. Interest expense was approximately $745,000 and $1,000 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $2,068,000 of advances and accrued interest from proceeds received in connection with the additional mortgage financing of Greenspoint Apartments. No payments were made during the year ended December 31, 2006.  At December 31, 2007 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $15,492,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 7.  Financial Statements”.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $2,063,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint Apartments. Greenspoint Apartments is currently undergoing a redevelopment project, as discussed in “Item 7. Financial Statements – Note F”.  The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property.  To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007.  The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria is May 28, 2008.

The existing mortgage agreement, dated May 17, 2005, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008.  Note B also requires a one time principal payment of $1,000 on March 1, 2008.  Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $2,791,000. The Partnership paid loan costs of approximately $90,000 in connection with obtaining the additional financing of $3,000,000, which is capitalized in other assets on the consolidated balance sheet included in “Item 7.  Financial Statements”.   Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. During the year ended December 31, 2006, the Partnership paid loan costs of approximately $96,000 in connection with obtaining the additional mortgage loan which is capitalized in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.

The terms of the existing mortgage note on Tamarind Bay Apartments made by Federal Home Loan Mortgage Corporation were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  The Partnership currently expects to budget a total of approximately $19,385,000 for redevelopment projects in 2008 at Tamarind Bay Apartments, The Peak at Vinings Mountain (formerly known as Vinings Peak Apartments), Lakeside at Vinings Mountain (formally known as Wood Lake Apartments), and Greenspoint Apartments. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Such capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The mortgage indebtedness encumbering The Peak at Vinings Mountain (formerly known as Vinings Peak Apartments), Plantation Crossing Apartments and Lakeside at Vinings Mountain (formerly known as Wood Lake Apartments) of approximately $17,341,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The mortgage indebtedness encumbering Greenspoint Apartments of approximately $13,436,000 matures in June 2030, at which time the loans are scheduled to be fully amortized.  The lender can exercise a call option on the mortgages on May 1, 2012 and every fifth anniversary thereafter.  The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $7,032,000 matures in September 2021, at which time balloon payments totaling approximately $5,408,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2007 and 2006 (in thousands, except per unit data):

	Year ended	Per Limited	Year ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2007	Unit	2006	Unit

Sale proceeds (1)	$ --	$ --	$ 12,773	$ 140.18
Refinance proceeds (2)	--	--	5,078	55.74
	$ --	$ --	$ 17,851	$ 195.92

(1)

Proceeds from the sale of Sandspoint Apartments in April 2006 and the sale of Misty Woods Apartments in October 2005.

(2)

Proceeds from the refinancings of Greenspoint Apartments and Sandspoint Apartments in May 2005.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at four properties and the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

CENTURY PROPERTIES FUND XIX

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XIX

We have audited the accompanying consolidated balance sheet of Century Properties Fund XIX as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XIX at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 26, 2008

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 199
Receivables and deposits		323
Other assets		1,013
Investment properties (Notes B, E and F):
Land	$ 6,627
Buildings and related personal property	85,701
	92,328
Less accumulated depreciation	(47,878)	44,450
		$ 45,985

Liabilities and Partners' Deficit

Liabilities
Accounts payable		$ 2,308
Tenant security deposits payable		264
Accrued property taxes		78
Other liabilities		437
Due to affiliates (Note D)		15,737
Mortgage notes payable (Note B)		37,809

Partners' Deficit
General partner	$ (8,508)
Limited partners (89,287 units issued
and outstanding)	(2,140)	(10,648)
		$ 45,985

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 9,291	$ 9,152
Other income	1,038	1,067
Total revenues	10,329	10,219

Expenses:
Operating	5,646	5,175
General and administrative	420	441
Depreciation	3,800	2,663
Interest	2,454	1,766
Property taxes	795	656
Total expenses	13,115	10,701

Loss before discontinued operations and casualty gain	(2,786)	(482)
Casualty gain (Note G)	21	36
Loss from discontinued operations (Note A)	--	(230)
Gain on sale of discontinued operations (Note E)	--	17,314
Net (loss) income (Note C)	$ (2,765)	$ 16,638

Net (loss) income allocated to general partner	$ (327)	$ 1,963
Net (loss) income allocated to limited partners	(2,438)	14,675
	$ (2,765)	$ 16,638
Per limited partnership unit:
Loss from continuing operations	$ (27.31)	$ (4.41)
Loss from discontinued operations	--	(2.27)
Gain on sale of discontinued operations	--	171.04
	$ (27.31)	$ 164.36

Distributions per limited partnership unit	$ --	$ 195.92

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$ 89,292	$ 89,292

Partners’ (deficiency) capital
at December 31, 2005	89,292	$(9,787)	$ 3,117	$ (6,670)

Distributions to partners	--	(357)	(17,494)	(17,851)

Abandonment of units (Note A)	(5)	--	--	--

Net income for the year ended
December 31, 2006	--	1,963	14,675	16,638

Partners' (deficiency) capital at
December 31, 2006	89,287	(8,181)	298	(7,883)

Net loss for the year ended
December 31, 2007	--	(327)	(2,438)	(2,765)

Partners' deficit at
December 31, 2007	89,287	$(8,508)	$ (2,140)	$(10,648)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$ (2,765)	$ 16,638
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	3,800	2,902
Amortization of loan costs	107	113
Gain on sale of discontinued operations	--	(17,314)
Loss on early extinguishment of debt	--	78
Casualty gain	(21)	(36)
Bad debt expense	84	127
Change in accounts:
Receivables and deposits	(135)	104
Other assets	(91)	204
Accounts payable	12	59
Tenant security deposits payable	43	(24)
Accrued property taxes	(3)	(86)
Other liabilities	(4)	(64)
Due to affiliates	882	29
Net cash provided by operating activities	1,909	2,730

Cash flows from investing activities:
Property improvements and replacements	(19,213)	(4,180)
Net proceeds from sale of discontinued operations	--	25,353
Net insurance proceeds received	25	70
Net withdrawals from restricted escrows	772	409
Net cash (used in) provided by investing activities	(18,416)	21,652

Cash flows from financing activities:
Payments on mortgage notes payable	(1,034)	(1,049)
Repayment of mortgage notes payable	--	(11,000)
Proceeds from mortgage notes payable	3,000	3,050
Distributions to partners	--	(17,851)
Advances received from affiliate	16,593	221
Repayment of advances from affiliate	(1,988)	--
Loan costs paid	(90)	(96)
Net cash provided by (used in) financing activities	16,481	(26,725)

Net decrease in cash and cash equivalents	(26)	(2,343)
Cash and cash equivalents at beginning of the year	225	2,568
Cash and cash equivalents at end of the year	$ 199	$ 225
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,654	$ 1,883
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 2,004	$ 2,692

Included in property improvements and replacements for the year ended December 31, 2006 are approximately $681,000 of property improvements and replacements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary Significant Accounting Policies

Organization

Century Properties Fund XIX (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes.  As of December 31, 2007, the Partnership operated five residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.  The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The term of the Partnership is scheduled to expire on December 31, 2024.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the consolidated statement of operations for the year ended December 31, 2006 reflects the operations of Sands Point Apartments as loss from discontinued operations due to the sale of the property to a third party on April 21, 2006 (see Note E).

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its fair value at December 31, 2007.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $73,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties

Investment properties consist of five apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2007 and 2006, the Partnership capitalized interest of approximately $364,000 and $96,000, respectively, property taxes of approximately $53,000 and $8,000, respectively, and operating costs of approximately $23,000 and $3,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property.  For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $557,000 and $263,000 for the years ended December 31, 2007 and 2006, respectively, are included in operating expense and loss from discontinued operations.

Deferred Costs

Loan costs of approximately $1,058,000, less accumulated amortization of approximately $345,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements and with respect to Greenspoint Apartments through the first call date in May of 2012. The total amortization expense for the years ended December 31, 2007 and 2006 was approximately $107,000 and $113,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $112,000 for each of the years 2008 through 2011 and approximately $89,000 for 2012.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate (1)	Date	Maturity
	(in thousands)				(in thousands)
Lakeside at Vinings
Mountain (formerly
known as Wood Lake
Apartments	$ 6,360	$ 47	4.41%	07/01/13	$ 4,592
Greenspoint
Apartments
1st mortgage	10,436	66	5.31%	05/01/12(2)	9,262
2nd mortgage	3,000	15(3)	5.79%	05/01/12(2)	2,791
The Peak at Vinings
Mountain (formerly
known as Vinings
Peak Apartments)	7,182	53	4.41%	07/01/13	5,186
Plantation Crossing
Apartments	3,799	28	4.41%	07/01/13	2,743
Tamarind Bay
Apartments
1st mortgage	3,982	27	7.11%	09/01/21	2,984
2nd mortgage	3,050	16	6.31%	09/01/21	2,424
	$37,809	$252			$29,982

(1)   Fixed rate mortgages.

(2)

The Partnership anticipates the mortgage lender to exercise its option to call the mortgage due in full on the first call date of May 1, 2012. The mortgage has a stated maturity date of June 1, 2030.  The second mortgage has a stated maturity of October 1, 2033.

(3)

Requires monthly payments of interest only until November 2008, at which time monthly payments will be principal and interest of approximately $19,000.

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint Apartments. Greenspoint Apartments is currently undergoing a redevelopment project (see Note F). The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property.  To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007.  The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000.  To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria is May 28, 2008.

The existing mortgage agreement dated May 17, 2005 was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also requires a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $2,791,000. The Partnership paid loan costs of approximately $90,000 in connection with obtaining the additional financing of $3,000,000, which is capitalized in other assets on the accompanying consolidated balance sheet. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

On June 30, 2006, the Partnership obtained an additional mortgage loan in the principal amount of $3,050,000 on its investment property, Tamarind Bay Apartments.  The additional mortgage loan requires monthly payments of interest only beginning on August 1, 2006 until July 1, 2009, at a fixed interest rate of 6.31%.  From August 1, 2009 through the maturity date of September 1, 2021, the additional mortgage loan requires monthly payments of principal and interest at a fixed interest rate of 6.31% per annum.  At maturity a balloon payment of approximately $2,424,000 is due.  The Partnership may prepay the additional mortgage loan at any time with 30 days written notice to the lender subject to a prepayment penalty as defined in the loan agreement. During the year ended December 31, 2006, the Partnership paid loan costs of approximately $96,000 in connection with obtaining the additional mortgage loan which is capitalized in other assets on the accompanying consolidated balance sheet.

The terms of the existing mortgage note on Tamarind Bay Apartments made by Federal Home Loan Mortgage Corporation were modified as a result of securing the additional mortgage loan described above. The existing mortgage note now carries a fixed interest rate of 7.11% per annum, requires monthly payments of principal and interest of approximately $27,000, and a balloon payment of approximately $2,984,000 is due at maturity in September 2021.  The previous mortgage terms were a fixed interest rate of 7.06%, monthly payments of principal and interest of approximately $36,000, and the mortgage was scheduled to be fully amortized at maturity.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s investment properties and by a pledge of revenues from the respective investment properties.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2007, are as follows (in thousands):

2008	$ 1,093
2009	1,206
2010	1,286
2010	1,350
2012	13,220
Thereafter	19,654
$37,809

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income for the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

	2007	2006
Net (loss) income as reported	$ (2,765)	$ 16,638
Add (deduct):
Depreciation differences	1,263	1,539
Gain on sale of investment property	--	4,632
Unearned income	10	(71)
Other	(19)	(63)
Federal taxable (loss) income	$ (1,511)	$ 22,675

Federal taxable income per limited partnership
unit	$ 37.76	$ 219.96

For 2007 and 2006, allocations under Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata share of taxable (loss) income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

2007
Net liabilities as reported	$(10,648)
Land and buildings	(2,024)
Accumulated depreciation	(9,129)
Deferred Sales Commission	7,947
Syndication and distribution costs	4,451
Other	151
Net liabilities - Federal tax basis	$ (9,252)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $507,000 and $551,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $203,000 and $198,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. In connection with the redevelopment projects started in 2006 (as discussed in "Note F"), an affiliate of the Managing General Partner is to receive a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,371,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $659,000 and $94,000 in redevelopment planning and supervision fees during the years ended December 31, 2007 and 2006, respectively, which is included in investment properties. At December 31, 2007, approximately $245,000 in reimbursements was due to the Managing General Partner and is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2007 and 2006, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2007, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $16,593,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  During the year ended December 31, 2006, AIMCO Properties, L.P. advanced the Partnership approximately $221,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 9.75% at December 31, 2007. Interest expense was approximately $745,000 and $1,000 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $2,068,000 of advances and accrued interest from proceeds received in connection with the additional mortgage financing of Greenspoint Apartments. No payments were made during the year ended December 31, 2006.  At December 31, 2007 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $15,492,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $2,063,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership paid AIMCO and its affiliates approximately $300,000 and $296,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Sale of Investment Property

On April 21, 2006, the Partnership sold Sandspoint Apartments to a third party for a gross sale price of approximately $25,700,000.  The net proceeds realized by the Partnership were approximately $25,353,000 after payment of closing costs.  The Partnership used $11,000,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $17,314,000 and a loss on the early extinguishment of debt of approximately $78,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations during the year ended December 31, 2006.  Also included in loss from discontinued operations for the years ended December 31, 2006 are approximately $152,000 of loss, including revenues of approximately $937,000.

Note F – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Lakeside at Vinings
Mountain (formerly known
as Wood Lake Apartments)	$ 6,360	$ 1,206	$10,980	$ 9,170
Greenspoint Apartments	13,436	2,165	11,199	10,508
The Peak at Vinings
Mountain (formerly known
as Vinings Peak
Apartments)	7,182	1,632	12,321	9,518
Plantation Crossing
Apartments	3,799	1,062	7,576	3,208
Tamarind Bay Apartments	7,032	634	6,485	4,664
	$37,809	$ 6,699	$48,561	$37,068

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related			Year of
		Personal		Accumulated	Construc-	Date	Depreciable
Description	Land	Property	Total	Depreciation	tion	Acquired	Life
				(in thousands)

Lakeside at Vinings
Mountain (formerly
known as Wood Lake
Apartments)	$ 1,206	$20,150	$21,356	$10,897	1983	12/83	5-30 yrs
Greenspoint
Apartments	2,140	21,732	23,872	10,903	1984	2/84	5-30 yrs
The Peak at Vinings
Mountain (formerly
Known as Vinings
Peak Apartments)	1,632	21,839	23,471	11,856	1982	4/84	5-30 yrs
Plantation Crossing
Apartments	1,062	10,784	11,846	7,729	1980	6/84	5-30 yrs
Tamarind Bay
Apartments	587	11,196	11,783	6,493	1981	7/84	5-30 yrs
	$ 6,627	$85,701	$92,328	$47,878

During 2005, the Partnership began a major redevelopment project at Tamarind Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  As of December 31, 2007 the redevelopment was substantially complete.  The total estimated cost of the redevelopment project is approximately $2,472,000 with approximately $39,000 expected to be incurred during the first quarter of 2008.

In November 2006, the Partnership began a major redevelopment project at Lakeside at Vinings Mountain (formerly known as Wood Lake Apartments) in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures.  The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage.

In November 2006, the Partnership began a major redevelopment project at Greenspoint Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The planned common area improvements consist of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage.

In November 2006, the Partnership began a major redevelopment project at The Peak at Vinings Mountain (formerly known as Vinings Peak Apartments) in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior  lighting and signage.

During the years ended December 31, 2007 and 2006, approximately $364,000 and $90,000 of interest, approximately $53,000 and $7,000 of real estate taxes, and approximately $23,000 and $2,000 of construction period operating costs have been capitalized related to the redevelopment projects described above. The total cost of the redevelopment projects, excluding Tamarind Bay Apartments, is expected to be approximately $39,263,000 of which approximately $16,708,000 and $3,209,000 was completed during the years ended December 31, 2007 and 2006.  The projects have been funded by advances from an affiliate of the Managing General Partner, financing proceeds, sales proceeds, operating cash flow, and Partnership reserves. It is expected that the redevelopment projects will continue to be funded from operating cash flow, Partnership reserves, and advances from an affiliate of the Managing General Partner.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$73,816	$86,780
Property improvements	18,525	6,191
Sale of investment property	--	(19,127)
Disposal of assets	(13)	(28)
Balance at end of year	$92,328	$73,816

Accumulated Depreciation
Balance at beginning of year	$44,087	$52,281
Additions charged to expense	3,800	2,902
Sale of investment property	--	(11,076)
Disposal of assets	(9)	(20)
Balance at end of year	$47,878	$44,087

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2007 and 2006, is approximately $90,304,000 and $71,784,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2007 and 2006, is approximately $57,007,000 and $54,470,000, respectively.

Note G – Casualty Events

In March 2007, Plantation Crossing Apartments experienced damage from a fire. As a result of the damages, approximately $4,000 of undepreciated damaged assets were written off during the year ended December 31, 2007.  During the year ended December 31, 2007 the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $21,000.

In January 2006, Plantation Crossing Apartments experienced damage from a storm. As a result of the damages, approximately $8,000 of undepreciated damaged assets were written off during the nine months ended September 30, 2006.  During the year ended December 31, 2006 the Partnership received approximately $44,000 in insurance proceeds and recognized a casualty gain of approximately $36,000.

In September 2005, one of the Partnership’s investment properties, The Peak at Vinings Mountain (formerly known as Vinings Peak Apartments), incurred damages as a result of water damage from a water heater.  As a result of the damages, approximately $25,000 of undepreciated damaged assets were written off during the year ended December 31, 2005.  The Partnership recognized a casualty loss of approximately $2,000 during 2005.  During the year ended December 31, 2006, the Partnership received approximately $26,000 in insurance proceeds and recognized a casualty gain of approximately $3,000, which is included in operating expenses.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

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

Item 10.

Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Partnership as of December 31, 2007.

Entity	Number of Units	Percent of Total

AIMCO IPLP, L.P.	25,228.66	28.26%
(an affiliate of AIMCO)
Fox Capital Management Corporation	100.00	0.11%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	4,892.00	5.48%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	30,491.00	34.15%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $507,000 and $551,000 for the years ended December 31, 2007 and 2006, respectively, which is included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 7. Financial Statements”.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $203,000 and $198,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties. In connection with the redevelopment projects started in 2006 (as discussed in "Note F” to the consolidated financial statements in “Item 7. Financial Statements."), an affiliate of the Managing General Partner is to receive a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,371,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $659,000 and $94,000 in redevelopment planning and supervision fees during the year ended December 31, 2007 and 2006, respectively, which is included in investment properties. At December 31, 2007, approximately $245,000 in reimbursements is due to the Managing General Partner and is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2007 and 2006, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2007, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $16,593,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  During the year ended December 31, 2006, AIMCO Properties, L.P. advanced the Partnership approximately $221,000 to fund operations and redevelopment costs at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 9.75% at December 31, 2007. Interest expense was approximately $745,000 and $1,000 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $2,068,000 of advances and accrued interest from proceeds received in connection with the additional mortgage financing of Greenspoint Apartments. No payments were made during the year ended December 31, 2006.  At December 31, 2007 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $15,492,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $2,063,000 to fund operations and redevelopment spending at several of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership paid AIMCO and its affiliates approximately $300,000 and $296,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $73,000 and $74,000 for 2007 and 2006, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $14,000 and $18,000 for 2007 and 2006, respectively.

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

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
Stephen B. Waters

CENTURY PROPERTIES FUND XIX

EXHIBIT INDEX

Exhibit

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