Form 10-Q
period 2008-03-31
CENTURY PROPERTIES FUND XIX
filed 2008-05-14
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 129	$ 199
Receivables and deposits	321	323
Other assets	1,157	1,013
Investment properties (Note D):
Land	6,627	6,627
Buildings and related personal property	90,377	85,701
	97,004	92,328
Less accumulated depreciation	(49,190)	(47,878)
	47,814	44,450
	$ 49,421	$ 45,985

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 2,874	$ 2,308
Tenant security deposit liabilities	284	264
Accrued property taxes	302	78
Other liabilities	383	437
Due to affiliates (Note B)	18,191	15,737
Mortgage notes payable (Note C)	39,292	37,809
	61,326	56,633
Partners' Deficit
General partner	(8,656)	(8,508)
Limited partners (89,287 units issued and
outstanding)	(3,249)	(2,140)
	(11,905)	(10,648)
	$ 49,421	$ 45,985

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 2,287	$ 2,357
Other income	231	262
Total revenues	2,518	2,619

Expenses:
Operating	1,390	1,335
General and administrative	109	102
Depreciation	1,312	737
Interest	761	520
Property taxes	203	214
Total expenses	3,775	2,908

Net loss	$(1,257)	$ (289)

Net loss allocated to general partner (11.8%)	$ (148)	$ (34)
Net loss allocated to limited partners (88.2%)	(1,109)	(255)

	$(1,257)	$ (289)

Net loss per limited partnership unit	$(12.42)	$ (2.86)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$89,292	$89,292

Partners' deficit
at December 31, 2007	89,287	$ (8,508)	$(2,140)	$(10,648)

Net loss for the three months
ended March 31, 2008	--	(148)	(1,109)	(1,257)

Partners' deficit
at March 31, 2008	89,287	$ (8,656)	$(3,249)	$(11,905)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,257)	$ (289)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,312	737
Amortization of loan costs	28	24
Change in accounts:
Receivables and deposits	2	(184)
Other assets	(172)	(304)
Accounts payable	302	268
Tenant security deposit liabilities	20	7
Accrued property taxes	224	138
Other liabilities	(54)	(62)
Due to affiliates	137	152
Net cash provided by operating activities	542	487

Cash flows from investing activities:
Property improvements and replacements	(4,412)	(5,963)
Net withdrawals from restricted escrows	--	118
Net cash used in investing activities	(4,412)	(5,845)

Cash flows from financing activities:
Payments on mortgage notes payable	(267)	(254)
Proceeds from mortgage notes payable	1,750	3,000
Loan costs paid	--	(76)
Advances from affiliate	2,317	5,527
Net cash provided by financing activities	3,800	8,197

Net (decrease) increase in cash and cash equivalents	(70)	2,839
Cash and cash equivalents at beginning of period	199	225
Cash and cash equivalents at end of period	$ 129	$ 3,064

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 395	$ 392

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 2,268	$ 2,166

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $2,004,000 and $2,692,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $123,000 and $131,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $52,000 and $50,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses. In connection with the redevelopment projects started in 2006 (as discussed in Note D), an affiliate of the Managing General Partner is to receive a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,371,000 based on current estimated redevelopment construction costs. The Partnership was charged approximately $190,000 and $215,000 in redevelopment planning and supervision fees during the three months ended March 31, 2008 and 2007, respectively, which are included in investment properties. At March 31, 2008 and December 31, 2007, approximately $38,000 and $245,000, respectively, in reimbursements was due to the Managing General Partner and is included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the three months ended March 31, 2008 and 2007, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2007, this credit limit was exceeded. During the three months ended March 31, 2008 and 2007, AIMCO Properties, L.P. advanced the Partnership approximately $2,317,000 and $5,527,000, respectively, to fund operations and redevelopment costs at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 7.25% at March 31, 2008. Interest expense was approximately $344,000 and $102,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $18,153,000 and $15,492,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $3,285,000 to fund operations and redevelopment at several of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $141,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $300,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Modification of Mortgage Note Payable

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint Apartments. Greenspoint Apartments is currently undergoing a redevelopment project (see Note D). The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property.  To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007.  The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000.  To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria is May 28, 2008.

The existing mortgage agreement dated May 17, 2005 was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000. The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $2,791,000. The Partnership paid loan costs of approximately $90,000 in connection with obtaining the additional financing of $3,000,000, approximately $76,000 of which was paid during the three months ended March 31, 2007, which is capitalized in other assets. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

Note D – Redevelopment

During 2005, the Partnership began a major redevelopment project at Tamarind Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed during the three months ended March 31, 2008 at a total cost of approximately $2,446,000, approximately $13,000 of which was incurred during the three months ended March 31, 2008.

In November 2006, the Partnership began a major redevelopment project at Lakeside at Vinings Mountain in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures.  The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in October 2008 at a total estimated cost of approximately $12,172,000, of which approximately $7,864,000 was completed as of March 31, 2008.

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

The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The planned common area improvements consist of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in August 2008 at a total estimated cost of approximately $9,428,000, of which approximately $8,563,000 was completed as of March 31, 2008.

In November 2006, the Partnership began a major redevelopment project at The Peak at Vinings Mountain in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in December 2008 at a total estimated cost of approximately $14,157,000 of which approximately $7,982,000 was completed as of March 31, 2008.

During the three months ended March 31, 2008 and 2007, approximately $131,000 and $68,000 of interest, approximately $20,000 and $5,000 of real estate taxes, and approximately $8,000 and $3,000 of construction period operating costs have been capitalized related to the redevelopment projects described above. The projects have been funded by advances from an affiliate of the Managing General Partner, financing proceeds, sales proceeds, operating cash flow, and Partnership reserves. It is expected that the redevelopment projects will continue to be funded from operating cash flow, Partnership reserves, and advances from an affiliate of the Managing General Partner.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall options.

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

Note F – Subsequent Event

In April 2008, the Partnership entered into a sale contract with a third party relating to the sale of Plantation Crossing Apartments. This purchase and sale contract was terminated by the purchaser in May 2008.  The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. The Partnership continues to actively market the property for sale.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Tamarind Bay Apartments	94%	94%
St. Petersburg, Florida
The Peak at Vinings Mountain (1)	73%	97%
Atlanta, Georgia
Plantation Crossing Apartments	94%	92%
Atlanta, Georgia
Lakeside at Vinings Mountain (2)	69%	95%
Atlanta, Georgia
Greenspoint Apartments	85%	87%
Phoenix, Arizona

(1)

The Managing General Partner attributes the decrease in occupancy at The Peak at Vinings Mountain to units unavailable for lease as a result of the current redevelopment project at the property. At March 31, 2008, 33 units were unavailable for lease.

(2)

The Managing General Partner attributes the decrease in occupancy at Lakeside at Vinings Mountain to units unavailable for lease as a result of the current redevelopment project at the property. At March 31, 2008, 35 units were unavailable for lease.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 and 2007 was approximately $1,257,000 and $289,000, respectively. The increase in net loss is a result of an increase in total expenses and a decrease in total revenues.

Total expenses increased due to increases in operating, depreciation and interest expenses. General and administrative and property tax expenses remained relatively constant for the comparable periods.  Operating expenses increased primarily due to increases in advertising expenses at three of the Partnership’s properties, payroll related expenses and employee housing expenses at four properties, partially offset by decreases in contract services at two of the Partnership’s investment properties. Depreciation expense increased at all of the properties due to property improvements and replacements placed into service during the past twelve months at the investment properties. Interest expense increased due to the satisfaction of the Note B and Note C criteria related to the 2007 modification of the mortgage encumbering Greenspoint Apartments, which increased the carrying value of the mortgage, and an increase in interest expense on advances from an affiliate of the Managing General Partner as a result of a higher outstanding advance balance in 2008, partially offset by an increase in capitalized interest as a result of the redevelopment projects at the properties.

Included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to decreases in both rental and other income.  Rental income decreased primarily due to decreases in occupancy at The Peak at Vinings Mountain and Lakeside at Vinings Mountain and an increase in bad debt expense at most of the properties, partially offset by an increase in the average rental rate at all of the Partnership’s investment properties. Other income decreased primarily due to a decrease in tenant utility reimbursements at three properties, partially offset by an increase in lease cancellation fees at two properties.

During 2006, the Partnership began major redevelopment projects at Greenspoint Apartments, The Peak at Vinings Mountain and Lakeside at Vinings Mountain in order for the properties to remain competitive with other properties in their respective local markets. Based on current redevelopment plans, the Managing General Partner expects the redevelopments to be complete during the third and fourth quarters of 2008 at a total cost of approximately $35,757,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining lives of the properties.  During the three months ended March 31, 2008 and 2007, approximately $131,000 and $68,000 of interest, respectively, approximately $20,000 and $5,000, respectively, of real estate taxes and approximately $8,000 and $3,000, respectively, of other operating costs were capitalized.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $129,000, compared to approximately $3,064,000 at March 31, 2007.  Cash and cash equivalents decreased approximately $70,000, from December 31, 2007, due to approximately $4,412,000 of cash used in investing activities, partially offset by approximately $3,800,000 and $542,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements.  Cash provided by financing activities consisted of net proceeds received from satisfaction of the Note C criteria related to the 2007 modification of the mortgage note payable at Greenspoint Apartments and advances from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgages encumbering the Partnership’s investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside at Vinings Mountain

During the three months ended March 31, 2008, the Partnership completed approximately $1,628,000 of capital improvements at Lakeside at Vinings Mountain arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $49,000, capitalized property tax expense of approximately $9,000 and other construction period operating costs of approximately $3,000.  These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures.  The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in October 2008 at a total estimated cost of approximately $12,172,000, of which approximately $7,864,000 was completed as of March 31, 2008.  The balance of the redevelopment project of approximately $4,308,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $862,000 of capital improvements at Greenspoint Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $30,000, capitalized property tax expense of approximately $3,000 and other construction period operating costs of approximately $3,000.  Additional capital improvements of approximately $30,000 were also completed which consisted primarily of energy conservation upgrades.  These improvements were funded from operating cash flow, financing proceeds and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The planned common area improvements consist of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in August 2008 at a total estimated cost of approximately $9,428,000, of which approximately $8,563,000 was completed as of March 31, 2008.  The balance of the redevelopment project of approximately $865,000 is expected to be funded from operating cash flow, financing proceeds and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the three months ended March 31, 2008, the Partnership completed approximately $2,002,000 of capital improvements at The Peak at Vinings Mountain arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $52,000, capitalized property tax expense of approximately $8,000 and other construction period operating costs of approximately $2,000.  Additional capital improvements of approximately $17,000 were also completed, which consisted primarily of sewer upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in December 2008 at a total estimated cost of approximately $14,157,000 of which approximately $7,982,000 was completed as of March 31, 2008.  The balance of the redevelopment project of approximately $6,175,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $34,000 of capital improvements at the property consisting primarily of cabinet and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the three months ended March 31, 2008, the Partnership completed approximately $13,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property.  Additional capital improvements of approximately $90,000 were also completed, which consisted primarily of kitchen and bath upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. During 2005, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed during the three months ended March 31, 2008 at a total cost of approximately $2,446,000, of which approximately $2,433,000 was completed prior to 2008.  The redevelopment project was funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.   While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2007, this credit limit was exceeded. During the three months ended March 31, 2008 and 2007, AIMCO Properties, L.P. advanced the Partnership approximately $2,317,000 and $5,527,000, respectively, to fund operations and redevelopment costs at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 7.25% at March 31, 2008. Interest expense was approximately $344,000 and $102,000 for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $18,153,000 and $15,492,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $3,285,000 to fund operations and redevelopment at several of the Partnership’s investment properties.

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

The existing mortgage agreement, with a current balance of approximately $15,124,000, dated May 17, 2005, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $2,791,000. The Partnership paid loan costs of approximately $90,000 in connection with obtaining the additional financing of $3,000,000, approximately $76,000 of which was paid during the three months ended March 31, 2007, which is capitalized in other assets on the consolidated balance sheets included in “Item 1. Financial Statements”. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $7,021,000 matures in September 2021 at which time balloon payments of approximately $5,408,000 are required. The mortgage indebtedness encumbering The Peak at Vinings Mountain, Plantation Crossing and Lakeside at Vinings Mountain of approximately $17,147,000 matures in July 2013 at which time balloon payments of approximately $12,521,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the three months ended March 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at three properties and the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or subsequent periods.

In April 2008, the Partnership entered into a sale contract with a third party relating to the sale of Plantation Crossing Apartments. This purchase and sale contract was terminated by the purchaser in May 2008.  The Partnership determined that certain criteria of SFAS No. 144 were not met at March 31, 2008 and therefore continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. The Partnership continues to actively market the property for sale.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.00% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

CENTURY PROPERTIES FUND XIX

By: FOX PARTNERS II
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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

10.44

Purchase and Sale Contract between Century Properties Fund XIX, a California limited partnership, and Titan Real Estate Investment Group, LLC, an Ohio limited liability company, dated April 1, 2008.  Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 1, 2008.

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