Form 10-Q
period 2008-06-30
CENTURY PROPERTIES FUND XIX
filed 2008-08-14
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX

CONSOLIDATED BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 455	$ 199
Receivables and deposits	358	323
Other assets	962	1,013
Investment properties (Notes D and E):
Land	5,565	6,627
Buildings and related personal property	85,439	85,701
	91,004	92,328
Less accumulated depreciation	(42,754)	(47,878)
	48,250	44,450
	$ 50,025	$ 45,985

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 3,048	$ 2,308
Tenant security deposit liabilities	244	264
Accrued property taxes	384	78
Other liabilities	499	437
Due to affiliates (Note B)	15,516	15,737
Mortgage notes payable (Note C)	37,059	37,809
	56,750	56,633
Partners' (Deficiency) Capital
General partner	(8,030)	(8,508)
Limited partners (89,287 units issued and
outstanding)	1,305	(2,140)
	(6,725)	(10,648)
	$ 50,025	$ 45,985

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenues:
Rental income	$ 1,880	$ 2,005	$ 3,824	$ 4,049
Other income	183	208	380	420
Total revenues	2,063	2,213	4,204	4,469

Expenses:
Operating	1,186	1,117	2,384	2,253
General and administrative	98	110	207	212
Depreciation	1,424	791	2,605	1,407
Interest	743	604	1,458	1,076
Property taxes	173	182	345	365
Total expenses	3,624	2,804	6,999	5,313

Loss from continuing operations	(1,561)	(591)	(2,795)	(844)
Loss from discontinued
operations (Notes A and E)	(424)	(68)	(447)	(104)
Gain from sale of discontinued
operations (Note E)	7,165	--	7,165	--
Net income (loss)	$ 5,180	$ (659)	$ 3,923	$ (948)

Net income (loss) allocated to
general partner	$ 626	$ (78)	$ 478	$ (112)
Net income (loss) allocated to
limited partners	4,554	(581)	3,445	(836)

	$ 5,180	$ (659)	$ 3,923	$ (948)

Per limited partnership unit:
Loss from continuing operations	$(15.42)	$ (5.83)	$(27.61)	$ (8.33)
Loss from discontinued
operations	(4.19)	(0.67)	(4.42)	(1.03)
Gain from sale of discontinued
operations	70.61	--	70.61	--
Net income (loss)	$ 51.00	$ (6.50)	$ 38.58	$ (9.36)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	89,292	$ --	$89,292	$ 89,292

Partners' deficit
at December 31, 2007	89,287	$ (8,508)	$(2,140)	$(10,648)

Net income for the six
months ended June 30, 2008	--	478	3,445	3,923

Partners' (deficiency) capital
at June 30, 2008	89,287	$ (8,030)	$ 1,305	$ (6,725)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 3,923	$ (948)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	2,824	1,654
Amortization of loan costs	55	51
Gain from sale of discontinued operations	(7,165)	--
Loss on early extinguishment of debt	301	--
Change in accounts:
Receivables and deposits	(35)	(197)
Other assets	(69)	(268)
Accounts payable	(58)	(19)
Tenant security deposit liabilities	(20)	18
Accrued property taxes	306	357
Other liabilities	(1)	(26)
Due to affiliates	(823)	288
Net cash (used in) provided by operating activities	(762)	910

Cash flows from investing activities:
Property improvements and replacements	(9,778)	(10,549)
Net withdrawals from restricted escrows	--	441
Net proceeds from sale of discontinued operations	11,180	--
Net cash provided by (used in) investing activities	1,402	(10,108)

Cash flows from financing activities:
Payments on mortgage notes payable	(522)	(511)
Repayment of mortgage note payable	(3,728)	--
Proceeds from mortgage notes payable	3,500	3,000
Advances from affiliate	7,569	8,578
Repayment of advances from affiliate	(6,967)	(1,797)
Prepayment penalty paid	(219)	--
Loan costs paid	(17)	(85)
Net cash (used in) provided by financing activities	(384)	9,185

Net increase (decrease) in cash and cash equivalents	256	(13)
Cash and cash equivalents at beginning of period	199	225
Cash and cash equivalents at end of period	$ 455	$ 212

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,069	$ 916

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 2,802	$ 987

Approximately $2,004,000 and $2,692,000 of property improvements and replacements included in accounts payable at December 31, 2007 and 2006, respectively, were included in property improvements and replacements for the six months ended June 30, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XIX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XIX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the three and six months ended June 30, 2007 have been restated to reflect the operations of Plantation Crossing Apartments as loss from discontinued operations due to its sale on June 2, 2008 (see Note E).

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $242,000 and $257,000 for the six months ended June 30, 2008 and 2007, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $104,000 and $100,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses. In connection with the redevelopment projects started in 2006 (as discussed in Note D), an affiliate of the Managing General Partner is to receive a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,371,000 based on current estimated redevelopment construction costs. The Partnership was charged approximately $382,000 and $371,000 in redevelopment planning and supervision fees during the six months ended June 30, 2008 and 2007, respectively, which are included in investment properties. At December 31, 2007, approximately $245,000 of reimbursements was due to the Managing General Partner and is included in due to affiliates. There were no reimbursements due at June 30, 2008.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the six months ended June 30, 2008 and 2007, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2007, this credit limit was exceeded. During the six months ended June 30, 2008 and 2007, AIMCO Properties, L.P. advanced the Partnership approximately $7,569,000 and $8,578,000, respectively, to fund operations and redevelopment costs at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 7.00% at June 30, 2008. Interest expense was approximately $680,000 and $261,000 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Partnership repaid approximately $8,225,000 and $1,873,000 of advances and accrued interest from proceeds received in connection with the additional mortgage financing of Greenspoint Apartments and proceeds from the sale of Plantation Crossing Apartments. At June 30, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $15,516,000 and $15,492,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $2,584,000 to fund operations and redevelopment at several of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $141,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $300,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Modification of Mortgage Note Payable

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint Apartments. Greenspoint Apartments is currently undergoing a redevelopment project (see Note D). The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property.  To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007.  The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000.  To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with  an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria was May 28, 2008. The Partnership met the criteria to earn the Note D funding and accordingly on June 4, 2008, received the earn-out advance of $1,750,000.

The existing mortgage agreement dated May 17, 2005 was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000. The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification. Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. The Partnership paid loan costs of approximately $90,000 in connection with obtaining the Note B financing of $3,000,000, approximately $85,000 of which was paid during the six months ended June 30, 2007. The Partnership paid approximately $17,000 in connection with obtaining the Note C and D advances during the six months ended June 30, 2008. All of the loan costs are capitalized in other assets. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

Note D – Redevelopment

During 2005, the Partnership began a major redevelopment project at Tamarind Bay Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed during the six months ended June 30, 2008 at a total cost of approximately $2,446,000, approximately $13,000 of which was incurred during the six months ended June 30, 2008.

In November 2006, the Partnership began a major redevelopment project at Lakeside at Vinings Mountain in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures.  The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in November 2008 at a total estimated cost of approximately $12,281,000, of which approximately $9,856,000 was completed as of June 30, 2008.

In November 2006, the Partnership began a major redevelopment project at Greenspoint Apartments in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The planned common area improvements consist of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in October 2008 at a total estimated cost of approximately $9,705,000, of which approximately $9,155,000 was completed as of June 30, 2008.

In November 2006, the Partnership began a major redevelopment project at The Peak at Vinings Mountain in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas. The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in January 2009 at a total estimated cost of approximately $14,294,000, of which approximately $11,117,000 was completed as of June 30, 2008.

During the six months ended June 30, 2008 and 2007, approximately $232,000 and $107,000 of interest, approximately $40,000 and $11,000 of real estate taxes, and approximately $16,000 and $5,000 of construction period operating costs have been capitalized related to the redevelopment projects described above. The projects have been funded by advances from AIMCO Properties, L.P., financing proceeds, sale proceeds, operating cash flow, and Partnership reserves. It is expected that the redevelopment projects will continue to be funded from operating cash flow, Partnership reserves, and advances from AIMCO Properties, L.P.

Note E – Sale of Investment Property

On June 2, 2008, the Partnership sold Plantation Crossing Apartments to a third party for a gross sale price of approximately $11,350,000.  The net proceeds realized by the Partnership were approximately $10,961,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $3,728,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $7,165,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $301,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and six months ended June 30, 2008. The property’s operations were a loss of approximately $123,000 and $68,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $146,000 and $104,000 for the six months ended June 30, 2008 and 2007, respectively. Also included in loss from discontinued operations are revenues of approximately $260,000 and $378,000 for the three months ended June 30, 2008 and 2007, respectively and approximately $637,000 and $741,000 for the six months ended June 30, 2008 and 2007, respectively.

Note F – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall options.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Tamarind Bay Apartments	94%	96%
St. Petersburg, Florida
The Peak at Vinings Mountain (1)	68%	96%
Atlanta, Georgia
Lakeside at Vinings Mountain (2)	67%	95%
Atlanta, Georgia
Greenspoint Apartments	83%	81%
Phoenix, Arizona

(1)

The Managing General Partner attributes the decrease in occupancy at The Peak at Vinings Mountain to units unavailable for lease as a result of the current redevelopment project at the property. At June 30, 2008, 64 units were unavailable for lease.

(2)

The Managing General Partner attributes the decrease in occupancy at Lakeside at Vinings Mountain to units unavailable for lease as a result of the current redevelopment project at the property. At June 30, 2008, 29 units were unavailable for lease.

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

Results of Operations

The Partnership’s net income for the three and six months ended June 30, 2008 was approximately $5,180,000 and $3,923,000, respectively, compared to net loss of approximately $659,000 and $948,000, respectively, for the corresponding periods in 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of operations for the three and six months ended June 30, 2007 have been restated to reflect the operations of Plantation Crossing Apartments as loss from discontinued operations due to it sale on June 2, 2008.

On June 2, 2008, the Partnership sold Plantation Crossing Apartments to a third party for a gross sale price of approximately $11,350,000.  The net proceeds realized by the Partnership were approximately $10,961,000 after payment of closing costs and a prepayment penalty. The Partnership used approximately $3,728,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $7,165,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $301,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the three and six months ended June 30, 2008. The property’s operations were a loss of approximately $123,000 and $68,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $146,000 and $104,000 for the six months ended June 30, 2008 and 2007, respectively. Also included in loss from discontinued operations are revenues of approximately $260,000 and $378,000 for the three months ended June 30, 2008 and 2007, respectively and approximately $637,000 and $741,000 for the six months ended June 30, 2008 and 2007, respectively.

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2008 was approximately $1,561,000 and $2,795,000, respectively, compared to loss from continuing operations of approximately $591,000 and $844,000, respectively, for the corresponding periods in 2007.  The increase in loss from continuing operations for both periods is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased for both periods due to increases in operating, depreciation and interest expenses, partially offset by a decrease in property tax expense.  The increase in total expenses for the three months ended June 30, 2008 was also partially offset by a decrease in general and administrative expenses, which remained relatively constant for the six months ended June 30, 2008.  Operating expenses increased for both periods primarily due to increases in advertising expense at three of the Partnership’s properties, payroll related expenses primarily at The Peak at Vinings Mountain, partially offset by decreases in insurance expense as a result of decreased premiums and maintenance supplies at all of the Partnership’s investment properties. Depreciation expense increased for both periods at all of the properties due to property improvements and replacements placed into service during the past twelve months. Interest expense increased for both periods primarily due to the satisfaction of the Note B, Note C and Note D criteria related to the 2007 modification of the mortgage encumbering Greenspoint Apartments, which increased the carrying value of the mortgage, and an increase in interest expense on advances from an affiliate of the Managing General Partner as a result of a higher outstanding advance balance in 2008, partially offset by an increase in capitalized interest as a result of the redevelopment projects at the properties. The decrease in property tax expense for both periods is primarily a result of an increase in taxes capitalized as a result of the redevelopment projects at the properties.

The decrease in general and administrative expenses for the three months ended June 30, 2008 is primarily due to decreases in costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2008 and 2007 are management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement.

Total revenues decreased for both periods due to decreases in both rental and other income.  Rental income decreased primarily due to decreases in occupancy at The Peak at Vinings Mountain and Lakeside at Vinings Mountain, partially offset by increases in the average rental rate at all of the Partnership’s investment properties. Other income decreased primarily due to decreases in tenant utility reimbursements at three properties and interest income as a result of a lower average interest rate.

During 2006, the Partnership began major redevelopment projects at Greenspoint Apartments, The Peak at Vinings Mountain and Lakeside at Vinings Mountain in order for the properties to remain competitive with other properties in their respective local markets. Based on current redevelopment plans, the Managing General Partner expects the redevelopments to be complete during the fourth quarter of 2008 and first quarter of 2009 at a total cost of approximately $36,280,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining lives of the related assets.  During the six months ended June 30, 2008 and 2007, approximately $232,000 and $107,000 of interest, respectively, approximately $40,000 and $11,000, respectively, of real estate taxes and approximately $16,000 and $5,000, respectively, of other operating costs were capitalized.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $455,000, compared to approximately $212,000 at June 30, 2007.  Cash and cash equivalents increased approximately $256,000, from December 31, 2007, due to approximately $1,402,000 of cash provided by investing activities, partially offset by approximately $762,000 and $384,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Plantation Crossing Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of advances from an affiliate of the Managing General Partner, repayment of the mortgage note payable encumbering Plantation Crossing Apartments, principal payments made on the mortgages encumbering the Partnership’s investment properties, a prepayment penalty and loan costs paid, partially offset by net proceeds received from satisfaction of the Note C and Note D criteria related to the 2007 modification of the mortgage note payable at Greenspoint Apartments and advances from an affiliate of the Managing General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Lakeside at Vinings Mountain

During the six months ended June 30, 2008, the Partnership completed approximately $3,620,000 of capital improvements at Lakeside at Vinings Mountain arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $84,000, capitalized property tax expense of approximately $15,000 and other construction period operating costs of approximately $6,000. Additional capital improvements of approximately $12,000 were also completed which consisted primarily of electrical upgrades. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures.  The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in November 2008 at a total estimated cost of approximately $12,281,000, of which approximately $9,856,000 was completed as of June 30, 2008.  The balance of the redevelopment project of approximately $2,425,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $1,454,000 of capital improvements at Greenspoint Apartments arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $40,000, capitalized property tax expense of approximately $6,000 and other construction period operating costs of approximately $4,000.  Additional capital improvements of approximately $43,000 were also completed which consisted primarily of energy conservation and plumbing upgrades.  These improvements were funded from operating cash flow, financing proceeds and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The planned common area improvements consist of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in October 2008 at a total estimated cost of approximately $9,705,000, of which approximately $9,155,000 was completed as of June 30, 2008.  The balance of the redevelopment project of approximately $550,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the six months ended June 30, 2008, the Partnership completed approximately $5,137,000 of capital improvements at The Peak at Vinings Mountain arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $108,000, capitalized property tax expense of approximately $19,000 and other construction period operating costs of approximately $6,000.  Additional capital improvements of approximately $11,000 were also completed, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment is expected to consist of improvements to building exteriors, apartment interiors and common areas.  The planned building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The planned interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The planned common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in January 2009 at a total estimated cost of approximately $14,294,000 of which approximately $11,117,000 was completed as of June 30, 2008.  The balance of the redevelopment project of approximately $3,177,000 is expected to be funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $13,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property.  Additional capital improvements of approximately $232,000 were also completed, which consisted primarily of energy conservation upgrades, cabinets, kitchen and bath upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. During 2005, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed during the six months ended June 30, 2008 at a total cost of approximately $2,446,000, of which approximately $2,433,000 was completed prior to 2008.  The redevelopment project was funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership regularly evaluates the capital improvement needs of the property.   While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Plantation Crossing Apartments

During the six months ended June 30, 2008, the Partnership completed approximately $54,000 of capital improvements at Plantation Crossing Apartments, consisting primarily of cabinet and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner.  The Partnership sold Plantation Crossing Apartments to a third party on June 2, 2008. Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2007, this credit limit was exceeded. During the six months ended June 30, 2008 and 2007, AIMCO Properties, L.P. advanced the Partnership approximately $7,569,000 and $8,578,000, respectively, to fund operations and redevelopment costs at several of the Partnership’s properties.  Interest on the credit line is charged at the prime rate plus 2% or 7.00% at June 30, 2008. Interest expense was approximately $680,000 and $261,000 for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, the Partnership repaid approximately $8,225,000 and $1,873,000 of advances and accrued interest from proceeds received in connection with the additional mortgage financing of Greenspoint Apartments and proceeds from the sale of Plantation Crossing Apartments. At June 30, 2008 and December 31, 2007, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $15,516,000 and $15,492,000, respectively, and is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $2,584,000 to fund operations and redevelopment at several of the Partnership’s investment properties.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint Apartments. Greenspoint Apartments is currently undergoing a redevelopment project, as discussed above. The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property.  To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007. The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria was May 28, 2008. The Partnership met the criteria to earn the Note D funding and accordingly on June 4, 2008, received the earn-out advance of $1,750,000.

The existing mortgage agreement, with a current balance of approximately $16,812,000, dated May 17, 2005, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. The Partnership paid loan costs of approximately $90,000 in connection with obtaining the Note B financing of $3,000,000, approximately $85,000 of which was paid during the six months ended June 30, 2007. The Partnership paid approximately $17,000 in connection with obtaining the Note C and D advances during the six months ended June 30, 2008. All of the loan costs are capitalized in other assets on the consolidated balance sheets included in “Item 1. Financial Statements”. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity dates of October 1, 2033.

The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $7,010,000 matures in September 2021 at which time balloon payments of approximately $5,408,000 are required. The mortgage indebtedness encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain of approximately $13,237,000 matures in July 2013 at which time balloon payments of approximately $9,778,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the six months ended June 30, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at three properties and the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2008 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.00% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XIX

By: FOX PARTNERS II
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: August 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 14, 2008	By: /s/Stephen B. Waters
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

10.45

Reinstatement of and Second Amendment to Purchase and Sale Contract between Century Properties Fund XIX, a California limited partnership, and Titan Real Estate Investment Group, LLC, an Ohio limited liability company, dated May 21, 2008. Incorporated by reference to the Registrant's Current Report on Form 8-K dated May 21, 2008.

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