Form 10-K
period 2008-12-31
CENTURY PROPERTIES FUND XIX
filed 2009-03-27
CIK 705752

UNITED STATES

                               SECURITIES AND EXCHANGE COMMISSION

                                      WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended December 31, 2008

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

                Registrant's telephone number, including area code (864) 239-1000

                   Securities registered pursuant to Section 12(b) of the Act:

                                              None

                   Securities registered pursuant to Section 12(g) of the Act:

                              Units of Limited Partnership Interest

                                        (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

                                       PART I

Item 1.     Business

Century Properties Fund XIX, LP (the "Partnership" or "Registrant") was organized in August 1982, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners II, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The term of the Partnership is scheduled to expire on December 31, 2024.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983.  Beginning in September 1983 through October 1984, the Partnership offered 90,000 Limited Partnership Units and sold 89,292 units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real estate properties. Since its initial offering, the Partnership has not received, nor have limited partners been required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in seven states. The Partnership's acquisition activities were completed in June 1985 and since then the principal activity of the Partnership has been managing its portfolio. One property was sold in each of the years 1988, 1992, 1993, 1994, 2003, 2005, 2006 and 2008. In addition, one property was foreclosed on in 1993. See "Item 2. Properties" for a description of the Partnership's remaining four properties.

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

The Partnership is engaged in the business of operating and holding real estate properties. The Partnership is a “closed” limited partnership real estate syndicate formed to acquire multi-family residential properties.

The Partnership has no employees and depends on the Managing General Partner and its affiliates for property management services and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its properties depend on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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

Three of the Partnership’s properties are currently under redevelopment. These activities are subject to the following risks:

  the Partnership may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities;

  the Partnership may incur costs that exceed its original estimates due to increased material, labor or other costs;

  the Partnership may be unable to complete construction and lease up of the properties on schedule, resulting in increased construction and financing costs and a decrease in expected rental revenues;

  occupancy rates and rents at the properties may fail to meet the Partnership’s  expectations for a number of reasons, including changes in market and economic conditions beyond the Partnership’s control and the development by competitors of competing communities;

  the Partnership may abandon opportunities that it has already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, it may fail to recover expenses already incurred in exploring those opportunities; and

  the Partnership may incur liabilities to third parties during the redevelopment process, for example, in connection with resident lease terminations, or managing existing improvements on the site prior to resident lease terminations.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Lakeside at Vinings Mountain	12/83	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	220 units

Greenspoint at Paradise Valley	02/84	Fee ownership subject to	Apartment
(formerly known as Greenspoint		first, second, third	336 units
Apartments)		and fourth mortgages
Phoenix, Arizona

The Peak at Vinings Mountain	04/84	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	280 units

TamarindBayApartments	07/84	Fee ownership subject to	Apartment
St. Petersburg, FL		first and second	200 units
mortgages

On June 2, 2008, the Partnership sold Plantation Crossing Apartments to a third party for a gross sale price of approximately $11,350,000.  The net proceeds realized by the Partnership were approximately $11,180,000 after payment of closing costs. The Partnership used approximately $3,728,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $7,180,000, and a loss on the early extinguishment of debt of approximately $301,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $219,000.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation

Life

				Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakesideat Vinings
Mountain	$26,517	$12,662	5-30 yrs	S/L	$11,413
Greenspoint at Paradise
Valley (formerly known
as Greenspoint
Apartments)	25,676	12,806	5-30 yrs	S/L	9,240
The Peak at Vinings
Mountain	31,290	13,791	5-30 yrs	S/L	14,518
TamarindBayApartments	12,229	7,192	5-30 yrs	S/L	4,009
	$95,712	$46,451			$39,180

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Lakesideat Vinings
Mountain	$ 6,070	4.41%	25 yrs	07/01/13	$ 4,592
Greenspoint at Paradise
Valley (formerly known as
Greenspoint Apartments)
1st mortgage	10,188	5.31%	25 yrs	05/01/12(3)	9,262
2nd mortgage	2,985	5.79%	25 yrs	05/01/12(3)	2,791
3rd mortgage	1,742	5.82%	25 yrs	05/01/12(3)	1,629
4th mortgage	1,745	5.82%	25 yrs	05/01/12(3)	1,630
The Peak at Vinings
Mountain	6,855	4.41%	25 yrs	07/01/13	5,186
TamarindBayApartments
1st mortgage	3,937	7.11%	30 yrs	09/01/21	2,993
2nd mortgage	3,050	6.31%	30 yrs (4)	09/01/21	2,430
	$36,572				$30,513

(1)   Fixed rate mortgages.

(2)   See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(3)   The Partnership anticipates the mortgage lender to exercise its option to call the mortgages due in full on the first call date of May 1, 2012. The first mortgage has a stated maturity of June 1, 2030.  The second, third and fourth mortgages have a stated maturity of October 1, 2033.

(4)   Requires monthly payments of interest only until July 1, 2009.  From August 1, 2009 through the maturity date of September 1, 2021, the loan requires monthly payments of principal and interest.

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments). Greenspoint at Paradise Valley is currently undergoing a redevelopment project. The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property. To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007. The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria was May 28, 2008. The Partnership met the criteria to earn the Note D funding and accordingly on June 4, 2008, received the earn-out advance of $1,750,000.

The existing mortgage agreement was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. The Partnership paid loan costs of approximately $85,000 in connection with obtaining the Note B financing of $3,000,000. The Partnership paid approximately $20,000 in connection with obtaining the Note C and D advances during the year ended December 31, 2008. All of the loan costs are capitalized in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity date of October 1, 2033.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for each property were as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007
Lakeside at Vinings Mountain (1)	$10,655	$ 9,105	74%	86%
Greenspoint at Paradise Valley
(formerly known as Greenspoint
Apartments) (2)	9,910	9,173	84%	80%
The Peak at Vinings Mountain (1)	9,704	8,454	76%	90%
TamarindBayApartments	9,021	9,116	93%	94%

(1)         The Managing General Partner attributes the decrease in occupancy at both Lakeside at ViningsMountain and The Peak at Vinings Mountain to units unavailable for lease as a result of the current redevelopment projects at the properties.

(2)  The Managing General Partner attributes the increase in occupancy at Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments) to units becoming available for rent which had previously been unavailable for lease as a result of the current redevelopment project at the property.

As noted under "Item 1. Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that all of the properties are adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  With the exception of the properties under redevelopment, as discussed below, all of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2008 for each property were as follows:

	2008	2008
	Billing	Rate

Lakeside at Vinings Mountain	$ 175	2.87%
Greenspoint at Paradise Valley (formerly known as
Greenspoint Apartments)	156	0.87%
The Peak at Vinings Mountain	223	2.88%
TamarindBayApartments	180	2.07%

Capital Improvements

Lakeside at Vinings Mountain

During the year ended December 31, 2008, the Partnership completed approximately $5,088,000 of capital improvements at Lakeside at Vinings Mountain arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $98,000, construction period property tax expense of approximately $20,000 and other construction period operating costs of approximately $9,000. Additional capital improvements of approximately $73,000 were also completed, which consisted primarily of structural and electrical upgrades. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consists of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures. The common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the second quarter of 2009 at a total estimated cost of approximately $12,058,000, of which approximately $11,324,000 was completed as of December 31, 2008.  The balance of the redevelopment project of approximately $734,000 is expected to be funded from operating cash flow and advances from AIMCO Properties, L.P.  The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments)

During the year ended December 31, 2008, the Partnership completed approximately $1,698,000 of capital improvements at Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments) arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $42,000, construction period property tax expense of approximately $6,000 and other construction period operating costs of approximately $5,000. Additional capital improvements of approximately $106,000 were also completed, which consisted primarily of major landscaping and energy conservation upgrades. These improvements were funded from operating cash flow, financing proceeds and advances from AIMCO Properties, L.P. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consists of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consist of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows. The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The common area improvements consist of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the second quarter of 2009 at a total estimated cost of approximately $9,417,000, of which approximately $9,399,000 was completed as of December 31, 2008.  The balance of the redevelopment project of approximately $18,000 is expected to be funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the year ended December 31, 2008, the Partnership completed approximately $7,706,000 of capital improvements at The Peak at Vinings Mountain arising from the redevelopment of the property, which includes capitalization of construction period interest costs of approximately $129,000, construction period property tax expense of approximately $24,000 and other construction period operating costs of approximately $10,000.  Additional capital improvements of approximately $113,000 were also completed, which consisted primarily of structural upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consists of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the second quarter of 2009 at a total estimated cost of approximately $14,016,000, of which approximately $13,686,000 was completed as of December 31, 2008.  The balance of the redevelopment project of approximately $330,000 is expected to be funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

TamarindBayApartments

During the year ended December 31, 2008, the Partnership completed approximately $13,000 of capital improvements at Tamarind Bay Apartments arising from the redevelopment of the property.  Additional capital improvements of approximately $433,000 were also completed, which consisted primarily of energy conservation upgrades, cabinets, kitchen and bath upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. During 2005, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed during the year ended December 31, 2008 at a total cost of approximately $2,446,000, of which approximately $2,433,000 was completed prior to 2008.  The redevelopment project was funded from operating cash flow and advances from AIMCO Properties, L.P.  The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

PlantationCrossing Apartments

During the year ended December 31, 2008, the Partnership completed approximately $54,000 of capital improvements at Plantation Crossing Apartments, consisting primarily of cabinet and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P.  The Partnership sold Plantation Crossing Apartments to a third party on June 2, 2008.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units (the “Units”) aggregating $89,292,000. The Partnership had 89,287 units outstanding held by 2,925 limited partners of record at December 31, 2008. Affiliates of the Managing General Partner owned 60,711.66 Units or 68.00% at December 31, 2008. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at three properties and the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or for the foreseeable future. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2008 was approximately $197,000 as compared to a net loss of approximately $2,765,000 for the year ended December 31, 2007.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2007 has been restated to reflect the operations of Plantation Crossing Apartments as loss from discontinued operations and the balance sheet as of December 31, 2007 has been restated to reflect the assets and liabilities of Plantation Crossing Apartments as held for sale due to its sale on June 2, 2008.

On June 2, 2008, the Partnership sold Plantation Crossing Apartments to a third party for a gross sale price of approximately $11,350,000.  The net proceeds realized by the Partnership were approximately $11,180,000 after payment of closing costs. The Partnership used approximately $3,728,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $7,180,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $301,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $219,000, which is included in loss from discontinued operations for the year ended December 31, 2008. The property’s operations were losses of approximately $127,000 and $151,000 for the years ended December 31, 2008 and 2007, respectively. Also included in loss from discontinued operations are revenues of approximately $637,000 and $1,529,000 for the years ended December 31, 2008 and 2007, respectively.

In March 2007, Plantation Crossing Apartments experienced damage from a fire. As a result of the damages, approximately $4,000 of undepreciated damaged assets were written off during the year ended December 31, 2007.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $21,000, which is included in loss from discontinued operations.

The Partnership’s loss from continuing operations for the years ended December 31, 2008 and 2007 was approximately $6,555,000 and $2,614,000, respectively. The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, depreciation, interest, general and administrative and property tax expenses.  The increase in operating expenses is primarily due to increases in advertising expense at two of the Partnership’s investment properties and utilities and payroll related expenses primarily at The Peak at Vinings Mountain, partially offset by a decrease in insurance expense as a result of decreased premiums at all of the Partnership’s investment properties. Depreciation expense increased at all of the properties due to property improvements and replacements placed into service during the past twelve months due to the completion of one redevelopment project and the substantial completion of three other redevelopment projects. Interest expense increased primarily due to the satisfaction of the Note B, Note C and Note D criteria related to the 2007 modification of the mortgage encumbering Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments), which increased the carrying value of the mortgage, an increase in interest expense on advances from an affiliate of the Managing General Partner as a result of a higher outstanding advance balance in 2008 and a decrease in interest capitalized as a result of the redevelopment projects at the Partnership’s properties. The increase in property tax expense is primarily a result of the payment of taxes for prior years at Lakeside at Vinings Mountain and The Peak at Vinings Mountain due to the settlement of the tax appeals.

General and administrative expenses increased primarily due to legal costs incurred associated with the redomestication of the Partnership (as discussed in “Note A – Organization and Summary of Significant Accounting Policies” to the financial statements included in “Item 8. Financial Statements and Supplementary Data”). Also included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income.  Rental income increased primarily due to increases in occupancy at Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments) and the average rental rate at three of the Partnership’s investment properties, partially offset by decreases in occupancy at three of the properties. Other income increased primarily due to an increase in parking income at Tamarind Bay Apartments.

During 2006, the Partnership began major redevelopment projects at Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments), The Peak at Vinings Mountain and Lakeside at Vinings Mountain in order for the properties to remain competitive with other properties in their respective local markets. Based on current redevelopment plans, the Managing General Partner expects the redevelopments to be complete during the second quarter of 2009 at a total cost of approximately $35,491,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining lives of the related assets.  During the years ended December 31, 2008 and 2007, approximately $269,000 and $364,000 of construction period interest, respectively, approximately $50,000 and $53,000, respectively, of construction period real estate taxes and approximately $24,000 and $23,000, respectively, of other construction period operating costs were capitalized.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $208,000, compared to approximately $199,000 at December 31, 2007.  Cash and cash equivalents increased approximately $9,000, due to approximately $6,324,000 of cash provided by financing activities, partially offset by approximately $6,001,000 and $314,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances from AIMCO Properties, L.P. and net proceeds received from satisfaction of the Note C and Note D criteria related to the 2007 modification of the mortgage note payable at Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments), partially offset by the repayment of advances from AIMCO Properties, L.P., the repayment of the mortgage note payable encumbering Plantation Crossing Apartments, principal payments made on the mortgages encumbering the Partnership’s investment properties, a prepayment penalty and loan costs paid. Cash used in investing activities consisted of property improvements and replacements, partially offset by net proceeds received from the sale of Plantation Crossing Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2008 and 2007, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $14,767,000 and $16,593,000, respectively, to fund operations and redevelopment costs at all of the Partnership’s remaining properties.  Interest on the credit line is charged at the prime rate plus 2% or 5.25% at December 31, 2008. Interest expense was approximately $1,335,000 and $745,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership repaid approximately $8,225,000 and $2,068,000 of advances and accrued interest from proceeds received in connection with proceeds from the sale of Plantation Crossing Apartments and the additional mortgage financing of Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments). At December 31, 2008 and 2007 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,369,000 and $15,492,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  The Partnership currently expects to budget a total of approximately $1,082,000 for redevelopment projects in 2009 at The Peak at Vinings Mountain, Lakeside at Vinings Mountain, and Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments). While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Such capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and advances from affiliates) of the Partnership. On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments). Greenspoint at Paradise Valley is currently undergoing a redevelopment project, as discussed above. The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property. To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007. The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria was May 28, 2008. The Partnership met the criteria to earn the Note D funding and accordingly on June 4, 2008, received the earn-out advance of $1,750,000.

The existing mortgage agreement, with a current balance of approximately $16,660,000, dated May 17, 2005 was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000. The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification. Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. The Partnership paid loan costs of approximately $85,000 in connection with obtaining the Note B financing of $3,000,000. The Partnership paid approximately $20,000 in connection with obtaining the Note C and D advances during the year ended December 31, 2008. All of the loan costs are capitalized in other assets. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity date of October 1, 2033.

The mortgage indebtedness encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain of approximately $12,925,000 matures in July 2013 at which time balloon payments of approximately $9,778,000 are required. The mortgage indebtedness encumbering Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments) of approximately $16,660,000 is callable by the lender in May 2012, at which time balloon payments of approximately $15,312,000 would be required.  The lender can exercise a call option on the mortgages on May 1, 2012 and every fifth anniversary thereafter.  The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,987,000 matures in September 2021, at which time balloon payments totaling approximately $5,423,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the years ended December 31, 2008 and 2007. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the substantial redevelopment projects ongoing at three properties and the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2008, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XIX, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2008 and 2007

      Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

      Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

CENTURY PROPERTIES FUND XIX, LP

We have audited the accompanying balance sheets of Century Properties Fund XIX, LP as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XIX, LP at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 26, 2009

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

(in thousands, except unit data)

	December 31,
Assets	2008	2007
		(Restated)
Cash and cash equivalents	$ 208	$ 199
Receivables and deposits	257	323
Other assets	845	925
Investment properties (Notes B and F):
Land	5,565	5,565
Buildings and related personal property	90,147	74,917
	95,712	80,482
Less accumulated depreciation	(46,451)	(40,149)
	49,261	40,333
Assets held for sale (Notes A and E)	--	4,205
	$ 50,571	$ 45,985
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 220	$ 2,308
Tenant security deposit liabilities	269	225
Due to affiliates (Note D)	23,459	15,737
Accrued property taxes	78	78
Other liabilities	424	423
Mortgage notes payable (Note B)	36,572	34,010
Liabilities related to assets held for sale
(Notes A and E)	--	3,852
	61,022	56,633
Partners' Deficit
General partner	(8,470)	(8,508)
Limited partners (89,287 units issued and
outstanding)	(1,981)	(2,140)
	(10,451)	(10,648)
	$ 50,571	$ 45,985

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
		(Restated)
Revenues:
Rental income	$ 8,190	$ 7,946
Other income	868	854
Total revenues	9,058	8,800

Expenses:
Operating	4,989	4,749
General and administrative	446	420
Depreciation	6,302	3,293
Interest	3,124	2,267
Property taxes	752	685
Total expenses	15,613	11,414

Loss from continuing operations	(6,555)	(2,614)
Loss from discontinued operations (Note A)	(428)	(151)
Gain from sale of discontinued operations (Note E)	7,180	--
Net income (loss) (Note C)	$ 197	$ (2,765)

Net income (loss) allocated to general partner	$ 38	$ (327)
Net income (loss) allocated to limited partners	159	(2,438)
	$ 197	$ (2,765)
Per limited partnership unit:
Loss from continuing operations	$ (64.76)	$ (25.82)
Loss from discontinued operations	(4.22)	(1.49)
Gain from sale of discontinued operations	70.76	--
Net income (loss)	$ 1.78	$ (27.31)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	89,292	$ --	$ 89,292	$ 89,292

Partners’ (deficiency) capital
at December 31, 2006	89,287	$(8,181)	$ 298	$ (7,883)

Net loss for the year ended
December 31, 2007	--	(327)	(2,438)	(2,765)

Partners' deficit at
December 31, 2007	89,287	(8,508)	(2,140)	(10,648)

Net income for the year ended
December 31, 2008	--	38	159	197

Partners' deficit at
December 31, 2008	89,287	$(8,470)	$ (1,981)	$(10,451)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ 197	$ (2,765)
Adjustments to reconcile net income (loss) to net cash (used in)
provided by operating activities:
Depreciation	6,521	3,800
Amortization of loan costs	105	107
Gain from sale of discontinued operations	(7,180)	--
Loss on early extinguishment of debt	301	--
Casualty gain	--	(21)
Change in accounts:
Receivables and deposits	46	(51)
Other assets	1	(91)
Accounts payable	(191)	12
Tenant security deposit liabilities	5	43
Accrued property taxes	--	(3)
Other liabilities	(41)	(4)
Due to affiliates	(78)	882
Net cash (used in)provided by operating activities	(314)	1,909

Cash flows from investing activities:
Property improvements and replacements	(17,181)	(19,213)
Net proceeds from sale of discontinued operations	11,180	--
Net insurance proceeds received	--	25
Net withdrawals from restricted escrows	--	772
Net cash used in investing activities	(6,001)	(18,416)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,009)	(1,034)
Repayment of mortgage note payable	(3,728)	--
Proceeds from mortgage notes payable	3,500	3,000
Prepayment penalty paid	(219)	--
Advances from affiliate	14,767	16,593
Repayment of advances from affiliate	(6,967)	(1,988)
Loan costs paid	(20)	(90)
Net cash provided by financing activities	6,324	16,481

Net increase (decrease) in cash and cash equivalents	9	(26)
Cash and cash equivalents at beginning of the year	199	225
Cash and cash equivalents at end of the year	$ 208	$ 199
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,043	$ 1,654
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 107	$ 2,004

Included in property improvements and replacements for the year ended December 31, 2007 are approximately $2,692,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note A - Organization and Summary Significant Accounting Policies

Organization

Century Properties Fund XIX, LP (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes.  As of December 31, 2008, the Partnership operated four residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership.  The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The term of the Partnership is scheduled to expire on December 31, 2024.

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the year ended December 31, 2007 has been restated to reflect the operations of Plantation Crossing Apartments as loss from discontinued operations and the balance sheet as of December 31, 2007 has been restated to reflect the assets and liabilities of Plantation Crossing Apartments as held for sale due to its sale on June 2, 2008 (see Note E).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007

Revenues	$ 637	$ 1,529
Expenses	(764)	(1,701)
Loss on early extinguishment of debt	(301)	--
Casualty gain	--	21
Loss from discontinued operations	$ (428)	$ (151)

Certain reclassifications were made to the 2007 balances to conform to the 2008 presentation.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include less than $1,000 and approximately $73,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2008 and 2007, the Partnership capitalized interest of approximately $269,000 and $364,000, respectively, property taxes of approximately $50,000 and $53,000, respectively, and operating costs of approximately $24,000 and $23,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $639,000 and $557,000 for the years ended December 31, 2008 and 2007, respectively,are included in operating expense and loss from discontinued operations.

Deferred Costs

Loan costs of approximately $921,000 and $1,058,000 at December 31, 2008 and 2007, less accumulated amortization of approximately $378,000 and $345,000, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements and with respect to Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments), through the first call date in May of 2012. The total amortization expense for the years ended December 31, 2008 and 2007 was approximately $105,000 and $107,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $101,000 for each of the years 2009 through 2011, approximately $75,000 for 2012 and approximately $42,000 for 2013.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Notes Payable

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate (1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Lakesideat Vinings
Mountain	$ 6,070	$ 6,360	$ 47	4.41%	07/01/13	$ 4,592
Greenspoint at
Paradise Valley
(formerly known
as Greenspoint
Apartments)
1st mortgage	10,188	10,436	66	5.31%	05/01/12(2)	9,262
2nd mortgage	2,985	3,000	19	5.79%	05/01/12(2)	2,791
3rd mortgage	1,742	--	11	5.82%	05/01/12(2)	1,629
4th mortgage	1,745	--	11	5.82%	05/01/12(2)	1,630
The Peak at Vinings
Mountain	6,855	7,182	53	4.41%	07/01/13	5,186
TamarindBay
Apartments
1st mortgage	3,937	3,982	27	7.11%	09/01/21	2,993
2nd mortgage	3,050	3,050	16(3)	6.31%	09/01/21	2,430
	$36,572	$34,010	$250			$30,513

(1)   Fixed rate mortgages.

(2)            The Partnership anticipates the mortgage lender to exercise its option to call the mortgages due in full on the first call date of May 1, 2012. The first mortgage has a stated maturity date of June 1, 2030.  The second, third and fourth mortgages have a stated maturity of October 1, 2033.

(3)            Mortgage is interest only until August 2009, at which time payments of principal and interest of approximately $19,000 are due monthly until the loan matures in September 2021.

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments). Greenspoint at Paradise Valley is currently undergoing a redevelopment project (see Note F). The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property. To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007. The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria was May 28, 2008. The Partnership met the criteria to earn the Note D funding and accordingly on June 4, 2008, received the earn-out advance of $1,750,000.

The existing mortgage agreement dated May 17, 2005 was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000. The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification. Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. The Partnership paid loan costs of approximately $85,000 in connection with obtaining the Note B financing of $3,000,000. The Partnership paid approximately $20,000 in connection with obtaining the Note C and D advances during the year ended December 31, 2008. All of the loan costs are capitalized in other assets. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity date of October 1, 2033.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s investment properties and by a pledge of revenues from the respective investment properties.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2008, are as follows (in thousands):

2009	$ 1,082
2010	1,165
2011	1,225
2012	16,296
2013	10,267
Thereafter	6,537
$36,572

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) for the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

	2008	2007
Net income (loss) as reported	$ 197	$ (2,765)
(Deduct) add:
Depreciation differences	(460)	1,263
Gain on sale of investment property	2,018	--
Unearned income	89	10
Other	(474)	(19)
Federal taxable income (loss)	$ 1,370	$ (1,511)

Federal taxable income per limited partnership
unit	$ 26.06	$ 37.76

For 2008 and 2007, allocations under Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata share of taxable income (loss).

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2008	2007
Net liabilities as reported	$(10,451)	$(10,648)
Land and buildings	(2,033)	(2,024)
Accumulated depreciation	(8,048)	(9,129)
Deferred Sales Commission	7,947	7,947
Syndication and distribution costs	4,451	4,451
Other	252	151
Net liabilities - Federal tax basis	$ (7,882)	$ (9,252)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $479,000 and $507,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $208,000 and $203,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses. In connection with the redevelopment projects started in 2006 (as discussed in "Note F"), an affiliate of the Managing General Partner is to receive a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,380,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $596,000 and $659,000 in redevelopment planning and supervision fees during the years ended December 31, 2008 and 2007, respectively, which is included in investment properties. At December 31, 2008 and 2007, approximately $90,000 and $245,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2008 and 2007, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2008 and 2007, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $14,767,000 and $16,593,000, respectively, to fund operations and redevelopment costs at all of the Partnership’s remaining properties.  Interest on the credit line is charged at the prime rate plus 2% or 5.25% at December 31, 2008. Interest expense was approximately $1,335,000 and $745,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership repaid approximately $8,225,000 and $2,068,000 of advances and accrued interest from proceeds received in connection with proceeds from the sale of Plantation Crossing Apartments and the additional mortgage financing of Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments). At December 31, 2008 and 2007 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,369,000 and $15,492,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership paid AIMCO and its affiliates approximately $208,000 and $300,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Sale of Investment Property

On June 2, 2008, the Partnership sold Plantation Crossing Apartments to a third party for a gross sale price of approximately $11,350,000.  The net proceeds realized by the Partnership were approximately $11,180,000 after payment of closing costs. The Partnership used approximately $3,728,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $7,180,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $301,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $219,000, which is included in loss from discontinued operations for the year ended December 31, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2008 and 2007 (in thousands):

	Years Ended December 31,
	2008	2007

Revenues	$ 637	$ 1,529
Expenses	(764)	(1,701)
Loss on early extinguishment of debt	(301)	--
Casualty gain	--	21
Loss from discontinued operations	$ (428)	$ (151)

Note F – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Lakesideat Vinings
Mountain	$ 6,070	$ 1,206	$10,980	$14,331
Greenspoint at Paradise
Valley (formerly known
as Greenspoint Apartments)	16,660	2,165	11,199	12,312
The Peak at Vinings
Mountain	6,855	1,632	12,321	17,337
TamarindBayApartments	6,987	634	6,485	5,110
	$36,572	$ 5,637	$40,985	$49,090

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)

Lakesideat Vinings
Mountain	$ 1,206	$25,311	$26,517	$12,662	1983	12/83	5-30 yrs
Greenspoint at Paradise
Valley (formerly
known as Greenspoint
Apartments)	2,140	23,536	25,676	12,806	1984	2/84	5-30 yrs
The Peak at Vinings
Mountain	1,632	29,658	31,290	13,791	1982	4/84	5-30 yrs
TamarindBay
Apartments	587	11,642	12,229	7,192	1981	7/84	5-30 yrs
	$ 5,565	$90,147	$95,712	$46,451

During 2005, the Partnership began a major redevelopment project at Tamarind Bay Apartments in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment was completed during the year ended December 31, 2008 at a total cost of approximately $2,446,000, of which approximately $2,433,000 was completed prior to 2008.

In November 2006, the Partnership began a major redevelopment project at Lakeside at Vinings Mountain in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consists of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures.  The common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in second quarter of 2009 at a total estimated cost of approximately $12,058,000, of which approximately $11,324,000 was completed as of December 31, 2008.

In November 2006, the Partnership began a major redevelopment project at Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments) in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consists of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consist of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows.  The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The common area improvements consist of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed during the second quarter of 2009 at a total estimated cost of approximately $9,417,000, of which approximately $9,399,000 was completed as of December 31, 2008.

In November 2006, the Partnership began a major redevelopment project at The Peak at Vinings Mountain in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment consists of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways.  The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the second quarter of 2009 at a total estimated cost of approximately $14,016,000, of which approximately $13,686,000 was completed as of December 31, 2008.

During the years ended December 31, 2008 and 2007, approximately $269,000 and $364,000 of construction period interest, approximately $50,000 and $53,000 of construction period real estate taxes, and approximately $24,000 and $23,000 of construction period operating costs have been capitalized related to the redevelopment projects described above. The projects have been funded by advances from AIMCO Properties, L.P., financing proceeds, sale proceeds, operating cash flow, and Partnership reserves. It is expected that the redevelopment projects will continue to be funded from operating cash flow, Partnership reserves, and advances from AIMCO Properties, L.P.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Properties
Balance at beginning of year	$ 92,328	$73,816
Property improvements	15,284	18,525
Sale of investment property	(11,900)	--
Disposal of assets	--	(13)
Balance at end of year	$ 95,712	$92,328

Accumulated Depreciation
Balance at beginning of year	$ 47,878	$44,087
Additions charged to expense	6,521	3,800
Sale of investment property	(7,948)	--
Disposal of assets	--	(9)
Balance at end of year	$ 46,451	$47,878

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2008 and 2007 is approximately $93,679,000 and $90,304,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2008 and 2007 is approximately $54,499,000 and $57,007,000, respectively.

Note G – Casualty Event

In March 2007, Plantation Crossing Apartments experienced damage from a fire. As a result of the damages, approximately $4,000 of undepreciated damaged assets were written off during the year ended December 31, 2007.  During the year ended December 31, 2007, the Partnership received approximately $25,000 in insurance proceeds and recognized a casualty gain of approximately $21,000, which is included in loss from discontinued operations.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Neither Century Properties Fund XIX, LP (the “Partnership” or the “Registrant”) nor Fox Partners II (“Fox”), the general partner of the Partnership, has any directors or officers. Fox Capital Management Corporation (“FCMC” or the “Managing General Partner”), the managing general partner of Fox, manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Partnership as of December 31, 2008.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $479,000 and $507,000 for the years ended December 31, 2008 and 2007, respectively, which is included in operating expenses and loss from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $208,000 and $203,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. In connection with the redevelopment projects started in 2006 (as discussed in "Note F” to the financial statements included in “Item 8. Financial Statements and Supplementary Data"), an affiliate of the Managing General Partner is to receive a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,380,000 based on current estimated redevelopment costs.  The Partnership was charged approximately $596,000 and $659,000 in redevelopment planning and supervision fees during the year ended December 31, 2008 and 2007, respectively, which is included in investment properties. At December 31, 2008 and 2007, approximately $90,000 and $245,000, respectively, in reimbursements were due to the Managing General Partner and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2008 and 2007, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2008 and 2007, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $14,767,000 and $16,593,000, respectively, to fund operations and redevelopment costs at all of the Partnership’s remaining properties.  Interest on the credit line is charged at the prime rate plus 2% or 5.25% at December 31, 2008. Interest expense was approximately $1,335,000 and $745,000 for the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Partnership repaid approximately $8,225,000 and $2,068,000 of advances and accrued interest from proceeds received in connection with proceeds from the sale of Plantation Crossing Apartments and the additional mortgage financing of Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments). At December 31, 2008 and 2007 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,369,000 and $15,492,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership paid AIMCO and its affiliates approximately $208,000 and $300,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $77,000 and $73,000 for 2008 and 2007, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $16,000 and $14,000 for 2008 and 2007, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

      See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIX, LP

By: FOX PARTNERS II
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 26, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 26, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 26, 2009
Stephen B. Waters

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

3.7         Second Amendment to the Amended and Restated Limited Partnership Agreement of Century Properties Fund XIX, LP, dated August 29, 2008 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2008).

10.16       Multifamily Note dated June 25, 2003 between Century Properties Fund XIX, LP and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.17       Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX, LP and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.18       Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX, LP and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.19       Multifamily Note dated June 25, 2003 between Century Properties Fund XIX, LP and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.20       Replacement Reserve Agreement dated June 25, 2003 between Century Properties Fund XIX, LP and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.21       Repair Escrow Agreement dated June 25, 2003 between Century Properties Fund XIX, LP and KeyCorp Real Estate Capital Markets, Inc., incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 25, 2003.

10.26       Promissory Note dated May 17, 2005 between Century Properties Fund XIX, a California limited partnership and ING USA Annuity and Life Insurance Company incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 17, 2005.

10.27       Deed of Trust, Security Agreement, Financing Statement and Fixture Filing, dated May 17, 2005 between Century Properties Fund XIX, LP, a California limited partnership and ING USA Annuity and Life Insurance Company incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 17, 2005.

10.37       Multifamily Note dated June 30, 2006 between Century Properties Fund XIX, LP, a California limited partnership and Capmark Finance Inc., a California corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2006.

10.38       Amended and Restated Multifamily Note dated June 30, 2006 between Century Properties Fund XIX, LP, a California limited partnership and Federal Home Loan Mortgage Corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 30, 2006.

10.39       Modification Agreement between ING Life Insurance and Annuity Company, a Connecticut corporation, and Century Properties Fund XIX, LP, a California limited partnership, dated March 30, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007).

10.40       Loan Agreement between ING Life Insurance and Annuity Company, a Connecticut corporation, and Century Properties Fund XIX, LP, a California limited partnership, dated March 30, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007).

10.41       Promissory Note (“Note B”) between ING Life Insurance and Annuity Company, a Connecticut corporation, and Century Properties Fund XIX, LP, a California limited partnership, dated March 30, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007).

10.42       Promissory Note (“Note C”) between ING Life Insurance and Annuity Company, a Connecticut corporation, and Century Properties Fund XIX, LP, a California limited partnership, dated March 30, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007).

10.43       Promissory Note (“Note D”) between ING Life Insurance and Annuity Company, a Connecticut corporation, and Century Properties Fund XIX, LP, a California limited partnership, dated March 30, 2007 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 30, 2007).

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