Form 10-Q
period 2009-03-31
CENTURY PROPERTIES FUND XIX
filed 2009-05-12
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

 (in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 227	$ 208
Receivables and deposits	249	257
Other assets	900	845
Investment properties (Note D):
Land	5,565	5,565
Buildings and related personal property	90,576	90,147
	96,141	95,712
Less accumulated depreciation	(48,391)	(46,451)
	47,750	49,261
	$ 49,126	$ 50,571

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 410	$ 220
Tenant security deposit liabilities	259	269
Accrued property taxes	269	78
Other liabilities	356	424
Due to affiliates (Note B)	23,682	23,459
Mortgage notes payable (Note C)	36,316	36,572
	61,292	61,022
Partners' Deficit
General partner	(8,672)	(8,470)
Limited partners (89,287 units issued and
outstanding)	(3,494)	(1,981)
	(12,166)	(10,451)
	$ 49,126	$ 50,571

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 2,265	$ 1,944
Other income	202	197
Total revenues	2,467	2,141

Expenses:
Operating	1,181	1,198
General and administrative	104	109
Depreciation	1,940	1,181
Interest	811	715
Property taxes	146	172
Total expenses	4,182	3,375

Loss from continuing operations	(1,715)	(1,234)
Loss from discontinued operations (Note A)	--	(23)
Net loss	$(1,715)	$(1,257)

Net loss allocated to general partner (11.8%)	$ (202)	$ (148)
Net loss allocated to limited partners (88.2%)	(1,513)	(1,109)
	$(1,715)	$(1,257)

Per limited partnership unit:
Loss from continuing operations	$(16.95)	$(12.20)
Loss from discontinued operations	--	(0.22)
Net loss	$(16.95)	$(12.42)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	89,292	$ --	$89,292	$89,292

Partners' deficit
at December 31, 2008	89,287	$ (8,470)	$(1,981)	$(10,451)

Net loss for the three months
ended March 31, 2009	--	(202)	(1,513)	(1,715)

Partners' deficit
at March 31, 2009	89,287	$ (8,672)	$(3,494)	$(12,166)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,715)	$(1,257)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,940	1,312
Amortization of loan costs	25	28
Change in accounts:
Receivables and deposits	8	2
Other assets	(80)	(172)
Accounts payable	47	302
Tenant security deposit liabilities	(10)	20
Accrued property taxes	191	224
Other liabilities	(68)	(54)
Due to affiliates	317	137
Net cash provided by operating activities	655	542

Cash flows used in investing activities:
Property improvements and replacements	(286)	(4,412)

Cash flows from financing activities:
Payments on mortgage notes payable	(256)	(267)
Proceeds from mortgage note payable	--	1,750
Repayment of advances from affiliate	(94)	--
Advances from affiliate	--	2,317
Net cash (used in) provided by financing activities	(350)	3,800

Net increase (decrease) in cash and cash equivalents	19	(70)
Cash and cash equivalents at beginning of period	208	199
Cash and cash equivalents at end of period	$ 227	$ 129

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 481	$ 395

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 250	$ 2,268

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $107,000 and $2,004,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIX, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, Fox Realty Investors ("FRI"), a California general partnership, and Fox Partners 83, a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statement of operations for the three months ended March 31, 2008 has been restated to reflect the operations of Plantation Crossing Apartments as loss from discontinued operations due to its sale on June 2, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Three Months Ended
March 31, 2008

Revenues	$ 377
Expenses	(400)
Loss from discontinued operations	$ (23)

Certain reclassifications were made to the 2008 balances to conform to the 2009 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $127,000 and $123,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $46,000 and $52,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses. In connection with the redevelopment projects started in 2006 (as discussed in “Note D”), an affiliate of the Managing General Partner is to receive a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,380,000 based on current estimated redevelopment construction costs. The Partnership was charged approximately $9,000 and $190,000 in redevelopment planning and supervision fees during the three months ended March 31, 2009 and 2008, respectively, which are included in investment properties. At March 31, 2009 and December 31, 2008, approximately $127,000 and $90,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the three months ended March 31, 2009 and 2008, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2008, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $2,317,000 to fund operations and redevelopment costs at all of the Partnership’s remaining properties.  There were no such advances during the three months ended March 31, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2009 ranged from 3.75% to 6.44%. Interest expense was approximately $296,000 and $344,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Partnership repaid approximately $110,000 of advances and accrued interest. At March 31, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,555,000 and $23,369,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $109,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $208,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Modification of Mortgage Note Payable

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint at Paradise Valley. Greenspoint at Paradise Valley is currently undergoing a redevelopment project, as discussed below. The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that are available to the Partnership in connection with the redevelopment of the property. To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007. The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria was May 28, 2008. The Partnership met the criteria to earn the Note D funding and accordingly on June 4, 2008, received the earn-out advance of $1,750,000.

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

Note D - Redevelopment

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

In November 2006, the Partnership began a major redevelopment project at Lakeside at Vinings Mountain in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment consists of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures. The common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the second quarter of 2009 at a total estimated cost of approximately $12,050,000, of which approximately $11,585,000 was completed as of March 31, 2009.

In November 2006, the Partnership began a major redevelopment project at Greenspoint at Paradise Valley in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment consists of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consist of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows.  The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The common area improvements consist of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the second quarter of 2009 at a total estimated cost of approximately $9,462,000, of which approximately $9,401,000 was completed as of March 31, 2009.

In November 2006, the Partnership began a major redevelopment project at The Peak at Vinings Mountain in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consists of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the second quarter of 2009 at a total estimated cost of approximately $14,006,000 of which approximately $13,719,000 was completed as of March 31, 2009.

During the three months ended March 31, 2008, approximately $131,000 of interest, approximately $20,000 of real estate taxes, and approximately $8,000 of construction period operating costs have been capitalized related to the redevelopment projects described above. There were no such costs capitalized during the three months ended March 31, 2009. The projects have been funded by advances from AIMCO Properties, L.P., financing proceeds, sale proceeds, operating cash flow, and Partnership reserves. It is expected that the redevelopment projects will continue to be funded from operating cash flow, Partnership reserves, and advances from AIMCO Properties, L.P.

Note E – Contingencies

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Tamarind Bay Apartments (1)	88%	94%
St. Petersburg, Florida
The Peak at Vinings Mountain (2)	91%	73%
Atlanta, Georgia
Lakeside at Vinings Mountain (2)	91%	69%
Atlanta, Georgia
Greenspoint at Paradise Valley (1)	80%	85%
Phoenix, Arizona

(1)   The Managing General Partner attributes the decreases in occupancy at both Tamarind Bay Apartments and Greenspoint at Paradise Valley to poor economic conditions in the local areas.

(2)   The Managing General Partner attributes the increases in occupancy at both The Peak at Vinings Mountain and Lakeside at Vinings Mountain to units becoming available for rent which had previously been unavailable for lease as a result of the current redevelopment projects at the properties.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 and 2008 was approximately $1,715,000 and $1,257,000, respectively.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statement of operations for the three months ended March 31, 2008 has been restated to reflect the operations of Plantation Crossing Apartments as loss from discontinued operations due to its sale on June 2, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2008 (in thousands):

Three Months Ended
March 31, 2008

Revenues	$ 377
Expenses	(400)
Loss from discontinued operations	$ (23)

The Partnership’s loss from continuing operations for the three months ended March 31, 2009 and 2008 was approximately $1,715,000 and $1,234,000, respectively. The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues. Total expenses increased due to increases in depreciation and interest expenses, partially offset by decreases in operating and property tax expenses.  General and administrative expenses remained relatively constant for the comparable periods.  Depreciation expense increased at all of the properties due to property improvements and replacements placed into service during the past twelve months due to the completion of one redevelopment project and the substantial completion of three other redevelopment projects. Interest expense increased primarily due to a decrease in interest capitalized as a result of the redevelopment projects at the Partnership’s properties and the satisfaction of the Note D criteria related to the 2007 modification of the mortgage encumbering Greenspoint at Paradise Valley, which increased the carrying value of the mortgage, partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower variable rate charged on such advances. Operating expenses decreased primarily due to decreases in payroll and related benefits at Greenspoint at Paradise Valley and advertising expense at three of the Partnership’s investment properties.  The decrease in property tax expense is primarily a result of the receipt of refunds during 2009 due to the successful appeals of the assessed values of the Peak at Vinings Mountain and Lakeside at Vinings Mountain related to prior years.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to an increase in rental income. Other income remained relatively constant for the comparable periods. Rental income increased primarily due to increases in occupancy at The Peak at Vinings Mountain and Lakeside at Vinings Mountain and the average rental rate at three of the Partnership’s investment properties, partially offset by decreases in occupancy at Tamarind Bay Apartments and Greenspoint at Paradise Valley and the average rental rate at Tamarind Bay Apartments.

During 2006, the Partnership began major redevelopment projects at Greenspoint at Paradise Valley, The Peak at Vinings Mountain and Lakeside at Vinings Mountain in order for the properties to remain competitive with other properties in their respective local markets. Based on current redevelopment plans, the Managing General Partner expects the redevelopments to be complete during the second quarter of 2009 at a total cost of approximately $35,518,000. During the construction period, certain expenses are being capitalized and depreciated over the remaining lives of the related assets.  During the three months ended March 31, 2008, approximately $131,000 of construction period interest, approximately $20,000 of construction period real estate taxes and approximately $8,000 of other construction period operating costs were capitalized. No such costs were capitalized during the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $227,000, compared to approximately $129,000 at March 31, 2008.  Cash and cash equivalents increased approximately $19,000, from December 31, 2008, due to approximately $655,000 of cash provided by operating activities, partially offset by approximately $350,000 and $286,000 of cash used in financing and investing activities, respectively.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2008, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $2,317,000 to fund operations and redevelopment costs at all of the Partnership’s remaining properties.  There were no such advances during the three months ended March 31, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at March 31, 2009 ranged from 3.75% to 6.44%. Interest expense was approximately $296,000 and $344,000 for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Partnership repaid approximately $110,000 of advances and accrued interest. At March 31, 2009 and December 31, 2008 the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,555,000 and $23,369,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

Lakeside at Vinings Mountain

During the three months ended March 31, 2009, the Partnership completed approximately $261,000 of capital improvements at Lakeside at Vinings Mountain arising from the redevelopment of the property. Additional capital improvements of approximately $23,000 were also completed, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consists of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures. The common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the second quarter of 2009 at a total estimated cost of approximately $12,050,000, of which approximately $11,585,000 was completed as of March 31, 2009.  The balance of the redevelopment project of approximately $465,000 is expected to be funded from operating cash flow and advances from AIMCO Properties, L.P.  The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the three months ended March 31, 2009, the Partnership completed approximately $2,000 of capital improvements at Greenspoint at Paradise Valley arising from the redevelopment of the property. Additional capital improvements of approximately $38,000 were also completed, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consists of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consist of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows. The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The common area improvements consist of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the second quarter of 2009 at a total estimated cost of approximately $9,462,000 of which approximately $9,401,000 was completed as of March 31, 2009.  The balance of the redevelopment project of approximately $61,000 is expected to be funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the three months ended March 31, 2009, the Partnership completed approximately $33,000 of capital improvements at The Peak at Vinings Mountain arising from the redevelopment of the property. Additional capital improvements of approximately $12,000 were also completed, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consists of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consist of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consist of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The common area improvements consist of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. Based on current redevelopment plans, the Managing General Partner anticipates the redevelopment to be completed in the second quarter of 2009 at a total estimated cost of approximately $14,006,000 of which approximately $13,719,000 was completed as of March 31, 2009.  The balance of the redevelopment project of approximately $287,000 is expected to be funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. In addition to the expenditures indicated above related to the redevelopment of the property, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the three months ended March 31, 2009, the Partnership completed approximately $60,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of plumbing upgrades, cabinet and lighting upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and advances from affiliates) of the Partnership.  On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint at Paradise Valley. Greenspoint at Paradise Valley is currently undergoing a redevelopment project. The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that were made to the Partnership on January 18 and June 4, 2008, respectively.

The existing mortgage agreement, with a current balance of approximately $16,575,000, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum and Notes C and D each have fixed interest rates of 5.82% per annum.  The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000.

The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,976,000 matures in September 2021 at which time balloon payments of approximately $5,423,000 are required. The mortgage indebtedness encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain of approximately $12,765,000 matures in July 2013 at which time balloon payments of approximately $9,778,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the three months ended March 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2009, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.00% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CENTURY PROPERTIES FUND XIX, LP

By: Fox Partners II
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: May 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2009	By: /s/Stephen B. Waters
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

3.4           Agreement of Limited Partnership Century Properties Fund XIX, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-79007).

3.5           Amendment to the Amended and Restated Limited Partnership Agreement Century Properties Fund XIX, dated September 29, 2003, incorporated by reference to Current Report on Form 8-K dated September 29, 2003.

3.6           Second Amendment to the Amended and Restated Limited Partnership Agreement Century Properties Fund XIX, dated December 4, 2006 (filed with Form 10-KSB of Registrant dated December 31, 2006 and incorporated herein by reference).

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