Form 10-Q
period 2009-06-30
CENTURY PROPERTIES FUND XIX
filed 2009-08-12
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

 (in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 88	$ 208
Receivables and deposits	267	257
Other assets	836	845
Investment properties (Note D):
Land	5,565	5,565
Buildings and related personal property	90,780	90,147
	96,345	95,712
Less accumulated depreciation	(50,341)	(46,451)
	46,004	49,261
	$ 47,195	$ 50,571

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 381	$ 220
Tenant security deposit liabilities	269	269
Accrued property taxes	382	78
Other liabilities	332	424
Due to affiliates (Note B)	23,782	23,459
Mortgage notes payable (Note C)	36,048	36,572
	61,194	61,022
Partners' Deficit
General partner	(8,889)	(8,470)
Limited partners (89,287 units issued and
outstanding)	(5,110)	(1,981)
	(13,999)	(10,451)
	$ 47,195	$ 50,571

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 2,197	$ 1,880	$ 4,462	$ 3,824
Other income	252	183	454	380
Total revenues	2,449	2,063	4,916	4,204

Expenses:
Operating	1,237	1,186	2,418	2,384
General and administrative	78	98	182	207
Depreciation	1,950	1,424	3,890	2,605
Interest	825	743	1,636	1,458
Property taxes	192	173	338	345
Total expenses	4,282	3,624	8,464	6,999

Loss from continuing operations	(1,833)	(1,561)	(3,548)	(2,795)
Loss from discontinued
operations (Notes A and E)	--	(424)	--	(447)
Gain from sale of discontinued
operations (Note E)	--	7,165	--	7,165
Net (loss) income	$ (1,833)	$ 5,180	$ (3,548)	$ 3,923

Net (loss) income allocated to
general partner	$ (216)	$ 626	$ (419)	$ 478
Net (loss) income allocated to
limited partners	(1,617)	4,554	(3,129)	3,445

	$ (1,833)	$ 5,180	$ (3,548)	$ 3,923

Per limited partnership unit:
Loss from continuing operations	$(18.11)	$(15.42)	$(35.04)	$(27.61)
Loss from discontinued
operations	--	(4.19)	--	(4.42)
Gain from sale of discontinued
operations	--	70.61	--	70.61
Net (loss) income	$ (18.11)	$ 51.00	$ (35.04)	$ 38.58

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	89,292	$ --	$ 89,292	$ 89,292

Partners' deficit
at December 31, 2008	89,287	$ (8,470)	$(1,981)	$(10,451)

Net loss for the six
months ended June 30, 2009	--	(419)	(3,129)	(3,548)

Partners' deficit
at June 30, 2009	89,287	$ (8,889)	$ (5,110)	$(13,999)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (3,548)	$ 3,923
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	3,890	2,824
Amortization of loan costs	50	55
Gain from sale of discontinued operations	--	(7,165)
Loss on early extinguishment of debt	--	301
Change in accounts:
Receivables and deposits	(10)	(35)
Other assets	(41)	(69)
Accounts payable	155	(58)
Tenant security deposit liabilities	--	(20)
Accrued property taxes	304	306
Other liabilities	(92)	(1)
Due to affiliates	633	(823)
Net cash provided by (used in) operating activities	1,341	(762)

Cash flows from investing activities:
Property improvements and replacements	(627)	(9,778)
Net proceeds from sale of discontinued operations	--	11,180
Net cash (used in) provided by investing
activities	(627)	1,402

Cash flows from financing activities:
Payments on mortgage notes payable	(524)	(522)
Repayment of mortgage note payable	--	(3,728)
Proceeds from mortgage notes payable	--	3,500
Advances from affiliate	--	7,569
Repayment of advances from affiliate	(310)	(6,967)
Prepayment penalty paid	--	(219)
Loan costs paid	--	(17)
Net cash used in financing activities	(834)	(384)

Net (decrease) increase in cash and cash equivalents	(120)	256
Cash and cash equivalents at beginning of period	208	199
Cash and cash equivalents at end of period	$ 88	$ 455

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 992	$ 2,069

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 113	$ 2,802

Approximately $107,000 and $2,004,000 of property improvements and replacements included in accounts payable at December 31, 2008 and 2007, respectively, were included in property improvements and replacements for the six months ended June 30, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIX, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 12, 2009.

Organization: On October 2, 2008, the Partnership changed its domicile from California to Delaware by merging with and into Century Properties Fund XIX, LP, a Delaware limited partnership, with the Delaware partnership as the surviving entity in the merger. The merger was undertaken pursuant to an Agreement and Plan of Merger, dated as of August 29, 2008, by and between the California partnership and the Delaware partnership. All references herein to the Partnership shall mean Century Properties Fund XIX, a California limited partnership, for all periods prior to October 2, 2008 and Century Properties Fund XIX, LP, a Delaware limited partnership, for all periods from and after October 2, 2008.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying statements of operations for the three and six months ended June 30, 2008 reflect the operations of Plantation Crossing Apartments as loss from discontinued operations due to its sale on June 2, 2008 (see “Note E”).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Revenues	$ 260	$ 637
Expenses	(383)	(783)
Loss on early extinguishment of debt	(301)	(301)
Loss from discontinued operations	$ (424)	$ (447)

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $243,000 and $242,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $71,000 and $104,000 for the six months ended June 30, 2009 and 2008, respectively, which are included in general and administrative expenses. In connection with the redevelopment projects started in 2006 (as discussed in “Note D”), an affiliate of the Managing General Partner received a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,368,000 based on current redevelopment construction costs. The Partnership was charged approximately $18,000 and $382,000 in redevelopment planning and supervision fees during the six months ended June 30, 2009 and 2008, respectively, which are included in investment properties. At June 30, 2009 and December 31, 2008, approximately $154,000 and $90,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the six months ended June 30, 2009 and 2008, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2008, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $7,569,000 to fund operations and redevelopment costs at all of the Partnership’s remaining properties.  There were no such advances during the six months ended June 30, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2009 ranged from 3.75% to 6.44%. Interest expense was approximately $596,000 and $680,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, the Partnership repaid approximately $337,000 and $8,225,000, respectively, of advances and accrued interest. At June 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,628,000 and $23,369,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $156,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $208,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Modification of Mortgage Note Payable

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint at Paradise Valley. Greenspoint at Paradise Valley recently completed a redevelopment project, as discussed below. The additional availability under the mortgage was comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that were available to the Partnership in connection with the redevelopment of the property. To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007. The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria was May 28, 2008. The Partnership met the criteria to earn the Note D funding and accordingly on June 4, 2008, received the earn-out advance of $1,750,000.

The existing mortgage agreement dated May 17, 2005 was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000. The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification. Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity date of October 1, 2033. The Partnership paid approximately $17,000 in loan costs in connection with obtaining the Note C and D advances during the six months ended June 30, 2008, which were capitalized and are included in other assets.

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

In November 2006, the Partnership began a major redevelopment project at Lakeside at Vinings Mountain in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consisted of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures. The common area improvements consisted of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in July 2009 at a total cost of approximately $11,707,000.

In November 2006, the Partnership began a major redevelopment project at Greenspoint at Paradise Valley in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consisted of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows.  The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The common area improvements consisted of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in June 2009 at a total cost of approximately $9,404,000.

In November 2006, the Partnership began a major redevelopment project at The Peak at Vinings Mountain in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consisted of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The common area improvements consisted of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in July 2009 at a total cost of approximately $13,817,000.

During the six months ended June 30, 2008, approximately $232,000 of interest, approximately $40,000 of real estate taxes, and approximately $16,000 of construction period operating costs were capitalized related to the redevelopment projects described above. There were no such costs capitalized during the six months ended June 30, 2009. The projects were funded by advances from AIMCO Properties, L.P., financing proceeds, sale proceeds, operating cash flow, and Partnership reserves.

Note E – Sale of Investment Property

On June 2, 2008, the Partnership sold Plantation Crossing Apartments to a third party for a gross sale price of approximately $11,350,000.  The net proceeds realized by the Partnership were approximately $11,180,000 after payment of closing costs.  The Partnership used approximately $3,728,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $7,165,000 for the three and six months ended June 30, 2008, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $301,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $219,000, which is included in loss from discontinued operations for the three and six months ended June 30, 2008.

Note F – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Tamarind Bay Apartments (1)	91%	94%
St. Petersburg, Florida
The Peak at Vinings Mountain (2)	91%	68%
Atlanta, Georgia
Lakeside at Vinings Mountain (2)	90%	67%
Atlanta, Georgia
Greenspoint at Paradise Valley (1)	79%	83%
Phoenix, Arizona

(1)   The Managing General Partner attributes the decreases in occupancy at both Tamarind Bay Apartments and Greenspoint at Paradise Valley to poor economic conditions in the local areas.

(2)   The Managing General Partner attributes the increases in occupancy at both The Peak at Vinings Mountain and Lakeside at Vinings Mountain to units becoming available for rent which had previously been unavailable for lease as a result of the completion of the redevelopment projects at the properties.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2009 was approximately $1,833,000 and $3,548,000, respectively, compared to net income of approximately $5,180,000 and $3,923,000, respectively, for the corresponding periods in 2008. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the statements of operations for the three and six months ended June 30, 2008 reflect the operations of Plantation Crossing Apartments as loss from discontinued operations due to its sale on June 2, 2008.

On June 2, 2008, the Partnership sold Plantation Crossing Apartments to a third party for a gross sale price of approximately $11,350,000.  The net proceeds realized by the Partnership were approximately $11,180,000 after payment of closing costs.  The Partnership used approximately $3,728,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $7,165,000 for the three and six months ended June 30, 2008, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $301,000 due to the write off of unamortized loan costs and a prepayment penalty of approximately $219,000, which is included in loss from discontinued operations for the three and six months ended June 30, 2008.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Revenues	$ 260	$ 637
Expenses	(383)	(783)
Loss on early extinguishment of debt	(301)	(301)
Loss from discontinued operations	$ (424)	$ (447)

The Partnership’s loss from continuing operations for the three and six months ended June 30, 2009 was approximately $1,833,000 and $3,548,000, respectively, compared to loss from continuing operations of approximately $1,561,000 and $2,795,000, respectively, for the corresponding periods in 2008.  The increase in loss from continuing operations for both periods is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the three months ended June 30, 2009 due to increases in operating, depreciation, interest, and property tax expenses, partially offset by a decrease in general and administrative expenses. Total expenses increased for the six months ended June 30, 2009 due to increases in operating, depreciation and interest expenses, partially offset by a decrease in general and administrative expense. Property tax expense remained relatively constant for the six months ended June 30, 2009.  Operating expenses increased for both periods primarily due to increases in contract services at Greenspoint at Paradise Valley and Tamarind Bay Apartments and management fees as a result of the increases in rental income at The Peak at Vinings Mountain and Lakeside at Vinings Mountain. Depreciation expense increased at all of the properties due to property improvements and replacements placed into service during the past twelve months due to the completion of the redevelopment projects. Interest expense increased primarily due to a decrease in interest capitalized as a result of the redevelopment projects at the Partnership’s properties and the satisfaction of the Note D criteria related to the 2007 modification of the mortgage encumbering Greenspoint at Paradise Valley, which increased the carrying value of the mortgage, partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower variable rate charged on such advances. Property tax expense increased for the three months ended June 30, 2009 primarily due to a decrease in property taxes capitalized as a result of the redevelopment projects at the Partnership’s properties.

The decrease in general and administrative expenses for both periods is primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both periods due to increases in both rental and other income. Rental income increased primarily due to increases in occupancy and the average rental rate at The Peak at Vinings Mountain and Lakeside at Vinings Mountain, partially offset by decreases in occupancy at Tamarind Bay Apartments and Greenspoint at Paradise Valley and the average rental rate at Tamarind Bay Apartments. Other income increased for both periods due to increases in resident utility reimbursements at all of the investment properties and an increase in application fees at three of the investment properties.

During 2006, the Partnership began major redevelopment projects at Greenspoint at Paradise Valley, The Peak at Vinings Mountain and Lakeside at Vinings Mountain in order for the properties to remain competitive with other properties in their respective local markets. The redevelopments were completed in June and July 2009 at a total cost of approximately $34,928,000. During the construction period, certain expenses were capitalized and are being depreciated over the remaining lives of the related assets.  During the six months ended June 30, 2008, approximately $232,000 of construction period interest, approximately $40,000 of construction period real estate taxes and approximately $16,000 of other construction period operating costs were capitalized. No such costs were capitalized during the six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $88,000, compared to approximately $455,000 at June 30, 2008.  Cash and cash equivalents decreased approximately $120,000, from December 31, 2008, due to approximately $834,000 and $627,000 of cash used in financing and investing activities, respectively, partially offset by approximately $1,341,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2008, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $7,569,000 to fund operations and redevelopment costs at all of the Partnership’s remaining properties.  There were no such advances during the six months ended June 30, 2009. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at June 30, 2009 ranged from 3.75% to 6.44%. Interest expense was approximately $596,000 and $680,000 for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, the Partnership repaid approximately $337,000 and $8,225,000, respectively, of advances and accrued interest. At June 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,628,000 and $23,369,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

Lakeside at Vinings Mountain

During the six months ended June 30, 2009, the Partnership completed approximately $320,000 of capital improvements at Lakeside at Vinings Mountain arising from the redevelopment of the property. Additional capital improvements of approximately $31,000 were also completed, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consisted of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures. The common area improvements consisted of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in July 2009 at a total cost of approximately $11,707,000. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the six months ended June 30, 2009, the Partnership completed approximately $5,000 of capital improvements at Greenspoint at Paradise Valley arising from the redevelopment of the property. Additional capital improvements of approximately $71,000 were also completed, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consisted of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The common area improvements consisted of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in June 2009 at a total cost of approximately $9,404,000. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the six months ended June 30, 2009, the Partnership completed approximately $61,000 of capital improvements at The Peak at Vinings Mountain arising from the redevelopment of the property. Additional capital improvements of approximately $58,000 were also completed, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consisted of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The common area improvements consisted of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in July 2009 at a total cost of approximately $13,817,000. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the six months ended June 30, 2009, the Partnership completed approximately $87,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of cabinet upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint at Paradise Valley. Greenspoint at Paradise Valley recently completed a redevelopment project. The additional availability under the mortgage is comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that were made to the Partnership on January 18, 2008 and June 4, 2008, respectively.

The existing mortgage agreement, with a current balance of approximately $16,480,000, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum and Notes C and D each have fixed interest rates of 5.82% per annum.  The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. The Partnership paid approximately $17,000 in loan costs in connection with obtaining the Note C and D advances during the six months ended June 30, 2008, which were capitalized and are included in other assets.

The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,964,000 matures in September 2021 at which time balloon payments of approximately $5,423,000 are required. The mortgage indebtedness encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain of approximately $12,604,000 matures in July 2013 at which time balloon payments of approximately $9,778,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the six months ended June 30, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2009, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.00% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XIX, LP

By: Fox Partners II
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: August 12, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

2.5           Agreement and Plan of Merger, dated as of August 29, 2008, by and between Century Properties Fund XIX, a California limited partnership, and Century Properties Fund XIX, LP, a Delaware limited partnership.

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