Form 10-Q
period 2009-09-30
CENTURY PROPERTIES FUND XIX
filed 2009-11-16
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 114	$ 208
Receivables and deposits	334	257
Other assets	758	845
Investment properties (Note D):
Land	5,565	5,565
Buildings and related personal property	91,434	90,147
	96,999	95,712
Less accumulated depreciation	(52,299)	(46,451)
	44,700	49,261
	$ 45,906	$ 50,571

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 507	$ 220
Tenant security deposit liabilities	265	269
Accrued property taxes	555	78
Other liabilities	426	424
Due to affiliates (Note B)	24,104	23,459
Mortgage notes payable (Note C)	35,772	36,572
	61,629	61,022
Partners' Deficit
General partner	(9,092)	(8,470)
Limited partners (89,287 units issued and
outstanding)	(6,631)	(1,981)
	(15,723)	(10,451)
	$ 45,906	$ 50,571

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Revenues:
Rental income	$ 2,275	$ 2,070	$ 6,737	$ 5,894
Other income	242	257	696	637
Total revenues	2,517	2,327	7,433	6,531

Expenses:
Operating	1,216	1,376	3,634	3,760
General and administrative	81	103	263	310
Depreciation	1,958	1,758	5,848	4,363
Interest	814	804	2,450	2,262
Property taxes	172	187	510	532
Total expenses	4,241	4,228	12,705	11,227

Loss from continuing operations	(1,724)	(1,901)	(5,272)	(4,696)
Income (loss) from discontinued
operations (Notes A and E)	--	19	--	(428)
Gain from sale of discontinued
operations (Note E)	--	15	--	7,180
Net (loss) income	$(1,724)	$(1,867)	$(5,272)	$ 2,056

Net (loss) income allocated to
general partner	$ (203)	$ (220)	$ (622)	$ 258
Net (loss) income allocated to
limited partners	(1,521)	(1,647)	(4,650)	1,798
	$(1,724)	$(1,867)	$(5,272)	$ 2,056
Per limited partnership unit:
Loss from continuing operations	$(17.03)	$(18.79)	$(52.08)	$(46.40)
Income (loss) from discontinued
operations	--	0.19	--	(4.22)
Gain from sale of discontinued
operations	--	0.15	--	70.76
Net (loss) income	$(17.03)	$(18.45)	$(52.08)	$ 20.14

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital
contributions	89,292	$ --	$89,292	$ 89,292

Partners' deficit
at December 31, 2008	89,287	$ (8,470)	$(1,981)	$(10,451)

Net loss for the nine months
ended September 30, 2009	--	(622)	(4,650)	(5,272)

Partners' deficit
at September 30, 2009	89,287	$ (9,092)	$(6,631)	$(15,723)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(5,272)	$ 2,056
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities:
Depreciation	5,848	4,582
Amortization of loan costs	76	80
Loss on early extinguishment of debt	--	301
Gain from sale of discontinued operations	--	(7,180)
Change in accounts:
Receivables and deposits	(77)	11
Other assets	11	(292)
Accounts payable	71	323
Tenant security deposit liabilities	(4)	20
Accrued property taxes	477	179
Other liabilities	2	(33)
Due to affiliates	899	(478)
Net cash provided by (used in) operating
activities	2,031	(431)

Cash flows from investing activities:
Property improvements and replacements	(1,071)	(15,248)
Net proceeds from sale of discontinued operations	--	11,180
Net cash used in investing activities	(1,071)	(4,068)

Cash flows from financing activities:
Payments on mortgage notes payable	(800)	(751)
Repayment of mortgage note payable	--	(3,728)
Proceeds from mortgage notes payable	--	3,500
Advances from affiliate	56	13,609
Repayment of advances from affiliate	(310)	(6,967)
Prepayment penalty paid	--	(219)
Loan costs paid	--	(19)
Net cash (used in) provided by financing
activities	(1,054)	5,425

Net (decrease) increase in cash and cash equivalents	(94)	926
Cash and cash equivalents at beginning of period	208	199
Cash and cash equivalents at end of period	$ 114	$ 1,125

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,479	$ 2,528
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 323	$ 1,394

Approximately $107,000 and $2,004,000 of property improvements and replacements included in accounts payable at December 31, 2008 and 2007, respectively, were included in property improvements and replacements for the nine months ended September 30, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIX, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

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

The accompanying statements of operations for the three and nine months ended September 30, 2008 reflect the operations of Plantation Crossing Apartments as income (loss) from discontinued operations due to its sale on June 2, 2008 (see “Note E”).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2008 (in thousands):

Nine Months Ended
September 30, 2008

Revenues	$ 637
Expenses	(764)
Loss on early extinguishment of debt	(301)
Loss from discontinued operations	$(428)

On September 22, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Tamarind Bay Apartments. The property is expected to sell during the fourth quarter of 2009 for an expected sale price of $9,025,000. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore the Partnership continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $365,000 and $348,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $104,000 and $156,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in general and administrative expenses. In connection with the redevelopment projects started in 2006 (as discussed in “Note D”), an affiliate of the Managing General Partner received a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,376,000 based on current redevelopment construction costs. The Partnership was charged approximately $26,000 and $561,000 in redevelopment planning and supervision fees during the nine months ended September 30, 2009 and 2008, respectively, which are included in investment properties. At September 30, 2009 and December 31, 2008, approximately $115,000 and $90,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the nine months ended September 30, 2009 and 2008, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2009 and 2008, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $56,000 and $13,609,000, respectively, to fund loan application deposits, operations and redevelopment costs at all of the Partnership’s remaining properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2009 ranged from 3.75% to 6.44%. Interest expense was approximately $901,000 and $998,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Partnership repaid approximately $337,000 and $8,225,000, respectively, of advances and accrued interest. At September 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,989,000 and $23,369,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $682,000 to fund real estate taxes at three of the Partnership’s investment properties. In addition, the Partnership repaid approximately $7,653,000 of advances and accrued interest subsequent to September 30, 2009 from the proceeds of second mortgage loans obtained on The Peak at Vinings Mountain and Lakeside at Vinings Mountain (See Note H).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $156,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $208,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

The existing mortgage agreement dated May 17, 2005 was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000. The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification. Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity date of October 1, 2033. The Partnership paid approximately $19,000 in loan costs in connection with obtaining the Note C and D advances during the nine months ended September 30, 2008, which were capitalized and are included in other assets.

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

In November 2006, the Partnership began a major redevelopment project at Lakeside at Vinings Mountain in order to become more competitive with other properties in the area in an effort to increase occupancy at the property.  The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consisted of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures. The common area improvements consisted of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in July 2009 at a total cost of approximately $11,760,000.

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

In November 2006, the Partnership began a major redevelopment project at The Peak at Vinings Mountain in order to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consisted of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The common area improvements consisted of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in July 2009 at a total cost of approximately $13,839,000.

During the nine months ended September 30, 2008, approximately $269,000 of construction period interest, approximately $50,000 of construction period real estate taxes, and approximately $24,000 of construction period operating costs were capitalized related to the redevelopment projects described above. There were no such costs capitalized during the nine months ended September 30, 2009. The projects were funded by advances from AIMCO Properties, L.P., financing proceeds, sale proceeds, operating cash flow, and Partnership reserves.

Note E – Sale of Investment Property

On June 2, 2008, the Partnership sold Plantation Crossing Apartments to a third party for a gross sale price of approximately $11,350,000.  The net proceeds realized by the Partnership were approximately $11,180,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $3,728,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $7,180,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $301,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2008.

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

Note F – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note H – Subsequent Events

On November 4, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on Lakeside at Vinings Mountain.  The second mortgage loan bears interest at a fixed rate of 5.57% per annum, and requires monthly payments of principal and interest of approximately $22,000 beginning January 1, 2010 through the July 1, 2013 maturity date.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2014, during which period the mortgage would bear interest at the one-month LIBOR Index plus 350 basis points, and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.

On November 4, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Peak at Vinings Mountain.  The second mortgage loan bears interest at a fixed interest rate of 5.56% per annum, and requires monthly payments of principal and interest of approximately $22,000 beginning January 1, 2010 through the July 1, 2013 maturity date.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2014, during which period the mortgage would bear interest at the one-month LIBOR Index plus 350 basis points, and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Tamarind Bay Apartments	92%	94%
St. Petersburg, Florida
The Peak at Vinings Mountain (1)	92%	71%
Atlanta, Georgia
Lakeside at Vinings Mountain (1)	91%	69%
Atlanta, Georgia
Greenspoint at Paradise Valley	83%	83%
Phoenix, Arizona

(1)   The Managing General Partner attributes the increases in occupancy at both The Peak at Vinings Mountain and Lakeside at Vinings Mountain to units becoming available for rent, which had previously been unavailable for lease, as a result of the completion of the redevelopment projects at the properties.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2009 was approximately $1,724,000 and $5,272,000, respectively, compared to net loss of approximately $1,867,000 and net income of approximately $2,056,000, respectively, for the corresponding periods in 2008. The statements of operations for the three and nine months ended September 30, 2008 reflect the operations of Plantation Crossing Apartments as income (loss) from discontinued operations due to its sale on June 2, 2008.

On June 2, 2008, the Partnership sold Plantation Crossing Apartments to a third party for a gross sale price of approximately $11,350,000.  The net proceeds realized by the Partnership were approximately $11,180,000 after payment of closing costs and a prepayment penalty.  The Partnership used approximately $3,728,000 of the net proceeds to repay the mortgage encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $7,180,000, which is included in gain from sale of discontinued operations, and a loss on the early extinguishment of debt of approximately $301,000 due to the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations for the nine months ended September 30, 2008.

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

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2008 (in thousands):

Nine Months Ended
September 30, 2008

Revenues	$ 637
Expenses	(764)
Loss on early extinguishment of debt	(301)
Loss from discontinued operations	$(428)

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2009 was approximately $1,724,000 and $5,272,000, respectively, compared to loss from continuing operations of approximately $1,901,000 and $4,696,000, respectively, for the corresponding periods in 2008.  The decrease in loss from continuing operations for the three months ended September 20, 2009 is due to an increase in total revenues, partially offset by an increase in total expenses.  The increase in loss from continuing operations for the nine months ended September 30, 2009 is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the three months ended September 30, 2009 due to an increase in depreciation expense, partially offset by decreases in operating, general and administrative and property tax expenses. Interest expense remained relatively constant for the three months ended September 30, 2009.  Total expenses increased for the nine months ended September 30, 2009 due to increases in depreciation and interest expenses, partially offset by decreases in operating, property tax and general and administrative expenses.  Depreciation expense increased for both periods due to property improvements and replacements placed into service at all of the properties during the past twelve months due to the completion of the redevelopment projects.  Interest expense increased for the nine months ended September 30, 2009 primarily due to a decrease in interest capitalized as a result of the redevelopment projects at the Partnership’s properties and the satisfaction of the Note D criteria related to the 2007 modification of the mortgage encumbering Greenspoint at Paradise Valley, which increased the carrying value of the mortgage, partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower variable rate charged on such advances.  Operating expenses decreased for both periods primarily due to decreases in advertising expenses at The Peak at Vinings Mountain and Lakeside at Vinings Mountain, partially offset by an increase in management fees as a result of the increases in rental income at The Peak at Vinings Mountain and Lakeside at Vinings Mountain. The decrease in property tax expense for the three months ended September 30, 2009 is primarily due to a decrease in the assessed value of Tamarind Bay Apartments. Property tax expense decreased for the nine months ended September 30, 2009 primarily due to the receipt of refunds during 2009 for the tax years 2008 and 2007 for successful appeals at the Peak at Vinings Mountain and Lakeside at Vinings Mountain, partially offset by a decrease in property taxes capitalized as a result of the redevelopment projects at the Partnership’s properties.

The decrease in general and administrative expenses for both periods is primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended September 30, 2009 due to an increase in rental income, partially offset by a decrease in other income. Total revenues increased for the nine months ended September 30, 2009 due to increases in both rental and other income.  Rental income increased for both periods primarily due to increases in occupancy and the average rental rate at The Peak at Vinings Mountain and Lakeside at Vinings Mountain, which are due to the completion of the redevelopments, partially offset by decreases in occupancy at Tamarind Bay Apartments and the average rental rate at Tamarind Bay Apartments and Greenspoint at Paradise Valley. Other income decreased for the three months ended September 30, 2009 due to decreases in lease cancellation fees and application fees at The Peak at Vinings Mountain. Other income increased for the nine months ended September 30, 2009 due to increases in resident utility reimbursements at all of the investment properties and parking income at Lakeside at Vinings Mountain.

During 2006, the Partnership began major redevelopment projects at Greenspoint at Paradise Valley, The Peak at Vinings Mountain and Lakeside at Vinings Mountain in order for the properties to remain competitive with other properties in their respective local markets. The redevelopments were completed in June and July 2009 at a total cost of approximately $35,003,000. During the construction period, certain expenses were capitalized and are being depreciated over the remaining lives of the related assets.  During the nine months ended September 30, 2008, approximately $269,000 of construction period interest, approximately $50,000 of construction period real estate taxes and approximately $24,000 of other construction period operating costs were capitalized. No such costs were capitalized during the nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $114,000, compared to approximately $208,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $94,000 due to approximately $1,071,000 and $1,054,000 of cash used in investing and financing activities, respectively, partially offset by approximately $2,031,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances from an affiliate of the Managing General Partner, partially offset by advances from an affiliate of the Managing General Partner.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2009 and 2008, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $56,000 and $13,609,000, respectively, to fund loan application deposits, operations and redevelopment costs at all of the Partnership’s remaining properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 2% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2009 ranged from 3.75% to 6.44%. Interest expense was approximately $901,000 and $998,000 for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Partnership repaid approximately $337,000 and $8,225,000, respectively, of advances and accrued interest. At September 30, 2009 and December 31, 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $23,989,000 and $23,369,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $682,000 to fund real estate taxes at three of the Partnership’s investment properties. In addition, the Partnership repaid approximately $7,653,000 of advances and accrued interest subsequent to September 30, 2009 from the proceeds of second mortgage loans obtained on The Peak at Vinings Mountain and Lakeside at Vinings Mountain (See Note H).

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

Lakeside at Vinings Mountain

During the nine months ended September 30, 2009, the Partnership completed approximately $436,000 of capital improvements at Lakeside at Vinings Mountain arising from the redevelopment of the property. Additional capital improvements of approximately $195,000 were also completed, which consisted primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consisted of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures. The common area improvements consisted of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in July 2009 at a total cost of approximately $11,760,000. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the nine months ended September 30, 2009, the Partnership completed approximately $5,000 of capital improvements at Greenspoint at Paradise Valley arising from the redevelopment of the property. Additional capital improvements of approximately $113,000 were also completed, which consisted primarily of air conditioning upgrades and floor covering replacement. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consisted of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The common area improvements consisted of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in June 2009 at a total cost of approximately $9,404,000. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the nine months ended September 30, 2009, the Partnership completed approximately $153,000 of capital improvements at The Peak at Vinings Mountain arising from the redevelopment of the property. Additional capital improvements of approximately $241,000 were also completed, which consisted primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consisted of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The common area improvements consisted of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in July 2009 at a total cost of approximately $13,839,000. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the nine months ended September 30, 2009, the Partnership completed approximately $144,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of cabinet upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The existing mortgage agreement, with a current balance of approximately $16,384,000, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum and Notes C and D each have fixed interest rates of 5.82% per annum.  The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. The Partnership paid approximately $19,000 in loan costs in connection with obtaining the Note C and D advances during the nine months ended September 30, 2008, which were capitalized and are included in other assets.

The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,946,000 matures in September 2021 at which time balloon payments of approximately $5,423,000 are required. The mortgage indebtedness encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain of approximately $12,442,000 matures in July 2013 at which time balloon payments of approximately $9,778,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the nine months ended September 30, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2009, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2009 or for the foreseeable future.

On September 22, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Tamarind Bay Apartments. The property is expected to sell during the fourth quarter of 2009 for an expected sale price of $9,025,000. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore the Partnership continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.00% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment & Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XIX, LP

By: Fox Partners II
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

10.46         Purchase and Sale Contract between Century Properties Fund XIX, LP, a Delaware limited partnership, and WRH Properties, Inc., a Florida corporation, dated June 8, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 8, 2009).

10.47         Reinstatement of and First Amendment to Purchase and Sale Contract between Century Properties Fund XIX, LP, a Delaware limited partnership, and WRH Properties, Inc., a Florida corporation, dated September 22, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 22, 2009).

10.48         Multifamily Note between Lakeside at Vinings, LLC, a Delaware limited liability company, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation, dated November 4, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2009).

10.49         Multifamily Note between Peak at Vinings, LLC, a Delaware limited liability company, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation, dated November 4, 2009 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 4, 2009).

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