Form 10-K
period 2009-12-31
CENTURY PROPERTIES FUND XIX
filed 2010-03-29
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities act, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

                                       PART I

Item 1.     Business

Century Properties Fund XIX, LP (the "Partnership" or "Registrant") was organized in August 1982, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code.  Fox Partners II, a California general partnership, is the general partner of the Partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The term of the Partnership is scheduled to expire on December 31, 2024.

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

Item 2.     Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Lakeside at Vinings Mountain	12/83	Fee ownership subject to	Apartment
Atlanta, Georgia		first and second	220 units
mortgages

Greenspoint at Paradise Valley	02/84	Fee ownership subject to	Apartment
Phoenix, Arizona		first, second, third	336 units
and fourth mortgages

The Peak at Vinings Mountain	04/84	Fee ownership subject to	Apartment
Atlanta, Georgia		first and second	280 units
mortgages

Tamarind Bay Apartments	07/84	Fee ownership subject to	Apartment
St. Petersburg, FL		first and second	200 units
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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation

Life

				Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakeside at Vinings
Mountain	$27,190	$14,966	5-30 yrs	S/L	$ 9,657
Greenspoint at Paradise
Valley	25,830	14,868	5-30 yrs	S/L	7,585
The Peak at Vinings
Mountain	31,741	16,514	5-30 yrs	S/L	12,044
Tamarind Bay Apartments	12,395	7,931	5-30 yrs	S/L	3,739
	$97,156	$54,279			$33,025

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Lakeside at Vinings Mountain
1st mortgage	$ 5,766	4.41%	25 yrs	07/01/13	$ 4,592
2nd mortgage	3,900	5.57%	30 yrs	07/01/13	3,705
Greenspoint at Paradise
Valley
1st mortgage	9,927	5.31%	25 yrs	05/01/12(3)	9,262
2nd mortgage	2,935	5.79%	25 yrs	05/01/12(3)	2,791
3rd mortgage	1,712	5.82%	25 yrs	05/01/12(3)	1,629
4th mortgage	1,712	5.82%	25 yrs	05/01/12(3)	1,630
The Peak at Vinings Mountain
1st mortgage	6,512	4.41%	25 yrs	07/01/13	5,186
2nd mortgage	3,900	5.56%	30 yrs	07/01/13	3,705
Tamarind Bay Apartments
1st mortgage	3,890	7.11%	30 yrs	09/01/21	2,993
2nd mortgage	3,036	6.31%	30 yrs	09/01/21	2,430
	$43,290				$37,923

(1)   Fixed rate mortgages.

(2)   See “Note B – Mortgage Notes Payable” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

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

The existing mortgage agreement, dated May 17, 2005, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity date of October 1, 2033.  The Partnership paid approximately $20,000 in loan costs in connection with obtaining the Note C and D advances during the year ended December 31, 2008, which were capitalized and are included in other assets on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”.

On November 4, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on Lakeside at Vinings Mountain.  The second mortgage loan bears interest at a fixed rate of 5.57% per annum, and requires monthly payments of principal and interest of approximately $22,000 beginning January 1, 2010 through the July 1, 2013 maturity date, with a balloon payment of approximately $3,705,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2014, during which period the mortgage would bear interest at the one-month LIBOR Index plus 350 basis points, and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $116,000 and are included in other assets on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”.

On November 4, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Peak at Vinings Mountain.  The second mortgage loan bears interest at a fixed interest rate of 5.56% per annum, and requires monthly payments of principal and interest of approximately $22,000 beginning January 1, 2010 through the July 1, 2013 maturity date, with a balloon payment of approximately $3,705,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2014, during which period the mortgage would bear interest at the one-month LIBOR Index plus 350 basis points, and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $122,000 and are included in other assets on the balance sheet included in “Item 8. Financial Statements and Supplementary Data”.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for each property were as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008
Lakeside at Vinings Mountain (1)	$11,121	$10,655	92%	74%
Greenspoint at Paradise Valley	9,144	9,910	86%	84%
The Peak at Vinings Mountain (1)	10,106	9,704	93%	76%
Tamarind Bay Apartments	8,397	9,021	94%	93%

(1)         The Managing General Partner attributes the increases in occupancy at both Lakeside at ViningsMountain and The Peak at Vinings Mountain to units becoming available for rent, which had previously been unavailable for lease, as a result of the completion of redevelopment projects at the properties.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2009 for each property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)
Lakeside at Vinings Mountain	$ 177	2.87%
Greenspoint at Paradise Valley	163	0.91%
The Peak at Vinings Mountain	225	2.87%
Tamarind Bay Apartments	162	2.09%

Capital Improvements

Lakeside at Vinings Mountain

During the year ended December 31, 2009, the Partnership completed approximately $436,000 of capital improvements at Lakeside at Vinings Mountain arising from the redevelopment of the property. Additional capital improvements of approximately $237,000 were also completed, which consisted primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consisted of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and light fixtures. The common area improvements consisted of upgrading the property’s pool, clubhouse and fitness facility, adding walking trails, gazebos and barbecue areas, converting the tennis court to a dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in July 2009 at a total cost of approximately $11,760,000. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the year ended December 31, 2009, the Partnership completed approximately $5,000 of capital improvements at Greenspoint at Paradise Valley arising from the redevelopment of the property. Additional capital improvements of approximately $149,000 were also completed, which consisted primarily of air conditioning upgrades and floor covering replacement. These improvements were funded from operating cash flow. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas. The building exterior improvements consisted of roof replacements to two buildings, exterior painting and upgrading of sidewalks, stairwells and windows. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors and hardware and lighting. The common area improvements consisted of upgrading the property’s pool, hot tub, barbecue area, clubhouse and fitness facility, adding a new business center and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in June 2009 at a total cost of approximately $9,404,000. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the year ended December 31, 2009, the Partnership completed approximately $153,000 of capital improvements at The Peak at Vinings Mountain arising from the redevelopment of the property.  Additional capital improvements of approximately $298,000 were also completed, which consisted primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. In November 2006, the Partnership began a major redevelopment project at the property in order for it to become more competitive with other properties in the area in an effort to increase occupancy at the property. The redevelopment consisted of improvements to building exteriors, apartment interiors and common areas.  The building exterior improvements consisted of upgrading of sidewalks, parking lots, doors, balconies and breezeways. The interior improvements consisted of upgrading appliances, kitchen and bathroom cabinetry and countertops, flooring, doors, light fixtures and heating and cooling elements. The common area improvements consisted of upgrading the property’s pool, clubhouse and fitness facility, adding a playground and dog park, increasing the number of garage spaces and storage rooms and improving the property’s landscaping, exterior lighting and signage. The redevelopment was completed in July 2009 at a total cost of approximately $13,839,000. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the year ended December 31, 2009, the Partnership completed approximately $166,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of cabinet upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units (the “Units”) aggregating $89,292,000. The Partnership had 89,276 units outstanding held by 2,912 limited partners of record at December 31, 2009. Affiliates of the Managing General Partner owned 60,711.66 Units or 68.00% at December 31, 2009. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2009, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2010 or for the foreseeable future. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2009 was approximately $6,916,000 as compared to net income of approximately $197,000 for the year ended December 31, 2008. The statement of operations for the year ended December 31, 2008 reflects the operations of Plantation Crossing Apartments as loss from discontinued operations due to its sale on June 2, 2008.

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

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the year ended December 31, 2008 (in thousands):

Year Ended
December 31, 2008

Revenues	$ 637
Expenses	(764)
Loss on early extinguishment of debt	(301)
Loss from discontinued operations	$(428)

The Partnership’s loss from continuing operations for the year ended December 31, 2009 was approximately $6,916,000, compared to loss from continuing operations of approximately $6,555,000 for the year ended December 31, 2008.  The increase in loss from continuing operations is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased due to increases in both depreciation and interest expense, partially offset by decreases in operating, general and administrative and property tax expenses. Depreciation expense increased due to property improvements and replacements placed into service at all of the properties during the past twelve months due to the completion of the redevelopment projects.  Interest expense increased primarily due to a decrease in interest capitalized as a result of the redevelopment projects at the Partnership’s properties, the satisfaction of the Note D criteria related to the 2007 modification of the mortgage encumbering Greenspoint at Paradise Valley, which increased the carrying value of the mortgage and a larger average debt balance as a result of the second mortgages obtained on The Peak at Vinings Mountain and Lakeside at Vinings Mountain during 2009, partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower variable rate charged on such advances and a lower average advance balance.  Operating expenses decreased primarily due to decreases in advertising expenses, utilities and payroll and related benefits at The Peak at Vinings Mountain and Lakeside at Vinings Mountain, partially offset by an increase in management fees as a result of the increases in rental income at The Peak at Vinings Mountain and Lakeside at Vinings Mountain. The decrease in property tax expense is primarily due to a decrease in the assessed value of Tamarind Bay Apartments and the receipt of refunds during 2009 for the tax years 2008 and 2007 for successful appeals at the Peak at Vinings Mountain and Lakeside at Vinings Mountain, partially offset by a decrease in property taxes capitalized as a result of the completion of the redevelopment projects at the Partnership’s properties.

The decrease in general and administrative expenses is primarily due to a decrease in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income.  Rental income increased primarily due to increases in occupancy and the average rental rate at The Peak at Vinings Mountain and Lakeside at Vinings Mountain, due to the completion of the redevelopments, partially offset by decreases in the average rental rate at Tamarind Bay Apartments and Greenspoint at Paradise Valley. Other income increased primarily due to increases in resident utility reimbursements at all of the investment properties and parking income at Lakeside at Vinings Mountain and The Peak at Vinings Mountain.

During 2006, the Partnership began major redevelopment projects at Greenspoint at Paradise Valley, The Peak at Vinings Mountain and Lakeside at Vinings Mountain in order for the properties to remain competitive with other properties in their respective local markets. The redevelopments were completed in June and July 2009 at a total cost of approximately $35,003,000. During the construction period, certain expenses were capitalized and are being depreciated over the remaining lives of the related assets.  During the year ended December 31, 2008, approximately $269,000 of construction period interest, approximately $50,000 of construction period real estate taxes and approximately $24,000 of other construction period operating costs were capitalized. No such costs were capitalized during the year ended December 31, 2009.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $132,000, compared to approximately $208,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $76,000 due to approximately $1,494,000 and $83,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,501,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of repayment of advances from an affiliate of the Managing General Partner, principal payments made on the mortgages encumbering the Partnership’s investment properties, and loan costs paid, partially offset by proceeds from the second mortgages obtained on Lakeside at Vinings Mountain and The Peak at Vinings Mountain and advances from an affiliate of the Managing General Partner.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2009 and 2008, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $909,000 and $14,767,000, respectively, to fund loan application deposits, operations, real estate taxes and redevelopment costs at the Partnership’s properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2009 ranged from 3.75% to 5.25%. Interest expense was approximately $1,156,000 and $1,335,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid approximately $8,289,000 and $8,225,000, respectively, of advances and accrued interest. At December 31, 2009 and 2008, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $17,145,000 and $23,369,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The existing mortgage agreement, with a current balance of approximately $16,286,000, was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000.  The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification.   Note B has a fixed interest rate of 5.79% per annum and Notes C and D each have fixed interest rates of 5.82% per annum.  The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. The Partnership paid approximately $20,000 in loan costs in connection with obtaining the Note C and D advances during the year ended December 31, 2008, which were capitalized and are included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

On November 4, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on Lakeside at Vinings Mountain.  The second mortgage loan bears interest at a fixed rate of 5.57% per annum, and requires monthly payments of principal and interest of approximately $22,000 beginning January 1, 2010 through the July 1, 2013 maturity date, with a balloon payment of approximately $3,705,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2014, during which period the mortgage would bear interest at the one-month LIBOR Index plus 350 basis points, and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $116,000 and are included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

On November 4, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Peak at Vinings Mountain.  The second mortgage loan bears interest at a fixed interest rate of 5.56% per annum, and requires monthly payments of principal and interest of approximately $22,000 beginning January 1, 2010 through the July 1, 2013 maturity date, with a balloon payment of approximately $3,705,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2014, during which period the mortgage would bear interest at the one-month LIBOR Index plus 350 basis points, and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $122,000 and are included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,926,000 matures in September 2021 at which time balloon payments of approximately $5,423,000 are required. The first mortgage indebtedness encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain of approximately $12,278,000 matures in July 2013 at which time balloon payments of approximately $9,778,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the years ended December 31, 2009 and 2008. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2009, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2010 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s assets.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XIX, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2009 and 2008

      Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

      Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

CENTURY PROPERTIES FUND XIX, LP

We have audited the accompanying balance sheets of Century Properties Fund XIX, LP as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XIX, LP at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 132	$ 208
Receivables and deposits	283	257
Other assets	885	845
Investment properties (Notes B and F):
Land	5,565	5,565
Buildings and related personal property	91,591	90,147
	97,156	95,712
Less accumulated depreciation	(54,279)	(46,451)
	42,877	49,261
	$ 44,177	$ 50,571
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 160	$ 220
Tenant security deposit liabilities	260	269
Due to affiliates (Note D)	17,288	23,459
Accrued property taxes	78	78
Other liabilities	468	424
Mortgage notes payable (Note B)	43,290	36,572
	61,544	61,022
Partners' Deficit
General partner	(9,286)	(8,470)
Limited partners (89,276 units issued and
outstanding)	(8,081)	(1,981)
	(17,367)	(10,451)
	$ 44,177	$ 50,571

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 9,032	$ 8,190
Other income	941	868
Total revenues	9,973	9,058

Expenses:
Operating	4,744	4,989
General and administrative	339	446
Depreciation	7,828	6,302
Interest	3,284	3,124
Property taxes	694	752
Total expenses	16,889	15,613

Loss from continuing operations	(6,916)	(6,555)
Loss from discontinued operations (Note A)	--	(428)
Gain from sale of discontinued operations (Note E)	--	7,180
Net (loss) income (Note C)	$ (6,916)	$ 197

Net (loss) income allocated to general partner	$ (816)	$ 38
Net (loss) income allocated to limited partners	(6,100)	159
	$ (6,916)	$ 197
Per limited partnership unit:
Loss from continuing operations	$ (68.32)	$ (64.76)
Loss from discontinued operations	--	(4.22)
Gain from sale of discontinued operations	--	70.76
Net (loss) income	$ (68.32)	$ 1.78

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	89,292	$ --	$ 89,292	$ 89,292

Partners’ deficit
at December 31, 2007	89,287	$(8,508)	$ (2,140)	$(10,648)

Net income for the year ended
December 31, 2008	--	38	159	197

Partners' deficit at
December 31, 2008	89,287	(8,470)	(1,981)	(10,451)

Abandonment of Units (Note A)	(11)	--	--	--

Net loss for the year ended
December 31, 2009	--	(816)	(6,100)	(6,916)

Partners' deficit at
December 31, 2009	89,276	$(9,286)	$ (8,081)	$(17,367)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (6,916)	$ 197
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	7,828	6,521
Amortization of loan costs	106	105
Gain from sale of discontinued operations	--	(7,180)
Loss on early extinguishment of debt	--	301
Change in accounts:
Receivables and deposits	(26)	46
Other assets	92	1
Accounts payable	(10)	(191)
Tenant security deposit liabilities	(9)	5
Other liabilities	44	(41)
Due to affiliates	392	(78)
Net cash provided by (used in) operating activities	1,501	(314)

Cash flows from investing activities:
Property improvements and replacements	(1,494)	(17,181)
Net proceeds from sale of discontinued operations	--	11,180
Net cash used in investing activities	(1,494)	(6,001)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,082)	(1,009)
Repayment of mortgage note payable	--	(3,728)
Proceeds from mortgage notes payable	7,800	3,500
Prepayment penalty paid	--	(219)
Advances from affiliate	909	14,767
Repayment of advances from affiliate	(7,472)	(6,967)
Loan costs paid	(238)	(20)
Net cash (used in) provided by financing activities	(83)	6,324

Net (decrease) increase in cash and cash equivalents	(76)	9
Cash and cash equivalents at beginning of the year	208	199
Cash and cash equivalents at end of the year	$ 132	$ 208
Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,781	$ 3,043
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 57	$ 107

Included in property improvements and replacements for the year ended December 31, 2008 are approximately $2,004,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

Note A - Organization and Summary Significant Accounting Policies

Organization

Century Properties Fund XIX, LP (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes.  As of December 31, 2009, the Partnership operated four residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The term of the Partnership is scheduled to expire on December 31, 2024.

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

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Basis of Presentation

The accompanying statement of operations for the year ended December 31, 2008 reflects the operations of Plantation Crossing Apartments as loss from discontinued operations due to its sale on June 2, 2008 (see Note E).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the year ended December 31, 2008 (in thousands):

Year Ended December 31,
2008

Revenues	$ 637
Expenses	(764)
Loss on early extinguishment of debt	(301)
Loss from discontinued operations	$ (428)

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

Abandoned Units

During the year ended December 31, 2009, the number of limited partnership units (the “Units”) decreased by 11 Units due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net (Loss) Income Per Limited Partnership Unit

Net (loss) income per Limited Partnership Unit is computed by dividing net (loss) income allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 89,287 Units outstanding for both 2009 and 2008.

Allocation of Income, Loss and Distribution

Net income, net loss and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt.  At December 31, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $38,000 and less than $1,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the year ended December 31, 2008, the Partnership capitalized interest of approximately $269,000, property taxes of approximately $50,000, and operating costs of approximately $24,000. No such costs were capitalized during the year ended December 31, 2009. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $446,000 and $639,000 for the years ended December 31, 2009 and 2008, respectively,are included in operating expense and loss from discontinued operations.

Deferred Costs

Loan costs of approximately $1,159,000 and $921,000 at December 31, 2009 and 2008, less accumulated amortization of approximately $484,000 and $378,000, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements and with respect to Greenspoint at Paradise Valley, through the first call date in May of 2012. The total amortization expense for the years ended December 31, 2009 and 2008 was approximately $106,000 and $105,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $169,000 for each of the years 2010 and 2011, approximately $142,000 for 2012, approximately $70,000 for 2013 and approximately $16,000 for 2014.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Mortgage Notes Payable

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate (1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Lakesideat Vinings
Mountain
1st mortgage	$ 5,766	$ 6,070	$ 47	4.41%	07/01/13	$ 4,592
2nd mortgage	3,900	--	22	5.57%	07/01/13	3,705
Greenspoint at
Paradise Valley
1st mortgage	9,927	10,188	66	5.31%	05/01/12(2)	9,262
2nd mortgage	2,935	2,985	19	5.79%	05/01/12(2)	2,791
3rd mortgage	1,712	1,742	11	5.82%	05/01/12(2)	1,629
4th mortgage	1,712	1,745	11	5.82%	05/01/12(2)	1,630
The Peak at Vinings
Mountain
1st mortgage	6,512	6,855	53	4.41%	07/01/13	5,186
2nd mortgage	3,900	--	22	5.56%	07/01/13	3,705
Tamarind Bay
Apartments
1st mortgage	3,890	3,937	27	7.11%	09/01/21	2,993
2nd mortgage	3,036	3,050	19	6.31%	09/01/21	2,430
	$43,290	$36,572	$ 297			$37,923

(1)   Fixed rate mortgages.

(2)            The Partnership anticipates the mortgage lender to exercise its option to call the mortgages due in full on the first call date of May 1, 2012. The first mortgage has a stated maturity date of June 1, 2030.  The second, third and fourth mortgages have a stated maturity of October 1, 2033.

On March 30, 2007, the Partnership obtained an increase of $6,500,000 to the maximum principal amount available under the existing mortgage on Greenspoint at Paradise Valley. Greenspoint at Paradise Valley recently completed a redevelopment project (see Note F). The additional availability under the mortgage was comprised of an initial advance (“Note B”) of $3,000,000 that was made to the Partnership on March 30, 2007, and two earn-out advances of $1,750,000 each (“Note C” and “Note D”), that were available to the Partnership in connection with the redevelopment of the property. To obtain the Note C advance, the Partnership must not have prepaid Note B and must have completed and paid for the portion of the redevelopment improvements with an aggregate cost of at least $6,500,000.  The deadline to satisfy the Note C criteria was December 27, 2007. The Partnership met the criteria to earn the Note C funding and accordingly on January 18, 2008, received the earn-out advance of $1,750,000. To obtain the Note D advance, the Partnership must not have prepaid Notes B and C and must have completed and paid for the remaining portion of the redevelopment improvements with an aggregate cost of approximately $2,300,000. The deadline to satisfy the Note D criteria was May 28, 2008. The Partnership met the criteria to earn the Note D funding and accordingly on June 4, 2008, received the earn-out advance of $1,750,000.

The existing mortgage agreement dated May 17, 2005 was modified to reflect the increase in indebtedness from $11,000,000 to $17,500,000. The maturity date and interest rate for the existing mortgage remains unchanged as a result of the modification. Note B has a fixed interest rate of 5.79% per annum, with interest only payments due from May 2007 through October 2008. Note B also required a one time principal payment of $1,000 on March 1, 2008. Payments of principal and interest shall be made in 300 successive monthly installments commencing on November 1, 2008, and continuing through the maturity date of October 1, 2033. The lender can exercise a call option on the outstanding indebtedness, at its sole discretion, on May 1, 2012, and every fifth anniversary thereafter. The mortgage principal balance at May 2012 will be approximately $15,312,000. Notes C and D each have fixed interest rates of 5.82% per annum, with monthly interest only payments commencing on the first day of the second calendar month following the date of disbursement, until November 1, 2008, when monthly payments of principal and interest shall be made for 300 successive monthly installments continuing through the maturity date of October 1, 2033. The Partnership paid approximately $20,000 in loan costs in connection with obtaining the Note C and D advances during the year ended December 31, 2008, which were capitalized and are included in other assets.

On November 4, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on Lakeside at Vinings Mountain.  The second mortgage loan bears interest at a fixed rate of 5.57% per annum, and requires monthly payments of principal and interest of approximately $22,000 beginning January 1, 2010 through the July 1, 2013 maturity date, with a balloon payment of approximately $3,705,000 due at maturity.  If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2014, during which period the mortgage would bear interest at the one-month LIBOR Index plus 350 basis points, and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $116,000 and are included in other assets.

On November 4, 2009, the Partnership obtained a second mortgage loan in the principal amount of $3,900,000 on The Peak at Vinings Mountain.  The second mortgage loan bears interest at a fixed interest rate of 5.56% per annum, and requires monthly payments of principal and interest of approximately $22,000 beginning January 1, 2010 through the July 1, 2013 maturity date, with a balloon payment of approximately $3,705,000 due at maturity. If no event of default exists at maturity, the maturity date will automatically be extended for one additional year, to July 1, 2014, during which period the mortgage would bear interest at the one-month LIBOR Index plus 350 basis points, and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage at any time with 30 days written notice to the lender subject to a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $122,000 and are included in other assets.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s investment properties and by a pledge of revenues from the respective investment properties.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 1,269
2011	1,334
2012	16,413
2013	17,737
2014	115
Thereafter	6,422
$43,290

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income for the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

	2009	2008
Net (loss) income as reported	$ (6,916)	$ 197
Add (deduct):
Depreciation differences	323	(460)
Gain on sale of investment property	--	2,018
Unearned income	53	89
Other	32	(474)
Federal taxable (loss) income	$ (6,508)	$ 1,370

Federal taxable (loss) income per limited partnership
unit	$ (14.94)	$ 26.06

For 2009 and 2008, allocations under Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata share of taxable (loss) income.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2009	2008
Net liabilities as reported	$(17,367)	$(10,451)
Land and buildings	(2,127)	(2,033)
Accumulated depreciation	(7,725)	(8,048)
Deferred sales commission	7,947	7,947
Syndication and distribution costs	4,451	4,451
Other	431	252
Net liabilities - Federal tax basis	$(14,390)	$ (7,882)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $488,000 and $479,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $132,000 and $208,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses. In connection with the redevelopment projects started in 2006 (as discussed in "Note F"), an affiliate of the Managing General Partner is to receive a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,376,000 based on the redevelopment costs.  The Partnership was charged approximately $29,000 and $596,000 in redevelopment planning and supervision fees during the years ended December 31, 2009 and 2008, respectively, which are included in investment properties. At December 31, 2009 and 2008, approximately $143,000 and $90,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2009 and 2008, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2009 and 2008, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $909,000 and $14,767,000, respectively, to fund loan application deposits, operations, real estate taxes and redevelopment costs at the Partnership’s properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2009 ranged from 3.75% to 5.25%. Interest expense was approximately $1,156,000 and $1,335,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid approximately $8,289,000 and $8,225,000 of advances and accrued interest. At December 31, 2009 and 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,145,000 and $23,369,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership paid AIMCO and its affiliates approximately $162,000 and $208,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Note F – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Lakesideat Vinings
Mountain	$ 9,666	$ 1,206	$10,980	$15,004
Greenspoint at Paradise
Valley	16,286	2,165	11,199	12,466
The Peak at Vinings
Mountain	10,412	1,632	12,321	17,788
Tamarind Bay Apartments	6,926	634	6,485	5,276
	$43,290	$ 5,637	$40,985	$50,534

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)

Lakeside at Vinings
Mountain	$1,206	$25,984	$27,190	$14,966	1983	12/83	5-30 yrs
Greenspoint at Paradise
Valley	2,140	23,690	25,830	14,868	1984	2/84	5-30 yrs
The Peak at Vinings
Mountain	1,632	30,109	31,741	16,514	1982	4/84	5-30 yrs
Tamarind Bay
Apartments	587	11,808	12,395	7,931	1981	7/84	5-30 yrs
	$5,565	$91,591	$97,156	$54,279

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

During the year ended December 31, 2008, approximately $269,000 of construction period interest, approximately $50,000 of construction period real estate taxes, and approximately $24,000 of construction period operating costs were capitalized related to the redevelopment projects described above. There were no such costs capitalized during the year ended December 31, 2009. The projects were funded by advances from AIMCO Properties, L.P., financing proceeds, sale proceeds, operating cash flow, and Partnership reserves.

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Properties
Balance at beginning of year	$ 95,712	$ 92,328
Property improvements	1,444	15,284
Sale of investment property	--	(11,900)
Balance at end of year	$ 97,156	$ 95,712

Accumulated Depreciation
Balance at beginning of year	$ 46,451	$ 47,878
Additions charged to expense	7,828	6,521
Sale of investment property	--	(7,948)
Balance at end of year	$ 54,279	$ 46,451

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2009 and 2008 is approximately $95,029,000 and $93,679,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2009 and 2008 is approximately $62,004,000 and $54,499,000, respectively.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009, and the Defendants received a defense verdict against the first two claimants, and the plaintiffs dismissed the claims of the next two claimants.  The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Partnership as of December 31, 2009.

Entity	Number of Units	Percent of Total

AIMCO IPLP, L.P.	25,228.66	28.26%
(an affiliate of AIMCO)
Fox Capital Management Corporation	100.00	0.11%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	4,892.00	5.48%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	30,491.00	34.15%
(an affiliate of AIMCO)

AIMCO IPLP, L.P. Fox Capital Management Corporation and IPLP Acquisition I, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $488,000 and $479,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $132,000 and $208,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. In connection with the redevelopment projects started in 2006, an affiliate of the Managing General Partner is to receive a redevelopment planning fee on three of the properties of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,376,000 based on the redevelopment costs.  The Partnership was charged approximately $29,000 and $596,000 in redevelopment planning and supervision fees during the years ended December 31, 2009 and 2008, respectively, which are included in investment properties on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2009 and 2008, approximately $143,000 and $90,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2009 and 2008, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2009 and 2008, this credit limit was exceeded and AIMCO Properties, L.P. advanced the Partnership approximately $909,000 and $14,767,000, respectively, to fund loan application deposits, operations, real estate taxes and redevelopment costs at the Partnership’s properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2009 ranged from 3.75% to 5.25%. Interest expense was approximately $1,156,000 and $1,335,000 for the years ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, the Partnership repaid approximately $8,289,000 and $8,225,000 of advances and accrued interest. At December 31, 2009 and 2008, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,145,000 and $23,369,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership paid AIMCO and its affiliates approximately $162,000 and $208,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.00% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $60,000 and $77,000 for 2009 and 2008, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $12,000 and $16,000 for 2009 and 2008, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)   Exhibits:

      See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XIX, LP

By: FOX PARTNERS II
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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

2.5           Agreement and Plan of Merger, dated as of August 29, 2008, by and between Century Properties Fund XIX, a California limited partnership, and Century Properties Fund XIX, LP, a Delaware limited partnership (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2009).

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