Form 10-Q
period 2010-09-30
CENTURY PROPERTIES FUND XIX
filed 2010-11-12
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

 (in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 304	$ 132
Receivables and deposits	288	283
Other assets	780	885
Investment properties:
Land	5,565	5,565
Buildings and related personal property	92,216	91,591
	97,781	97,156
Less accumulated depreciation	(60,203)	(54,279)
	37,578	42,877
	$ 38,950	$ 44,177

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 105	$ 160
Tenant security deposit liabilities	267	260
Accrued property taxes	586	78
Other liabilities	503	468
Due to affiliates (Note B)	17,328	17,288
Mortgage notes payable	42,344	43,290
	61,133	61,544
Partners' Deficit
General partner	(9,854)	(9,286)
Limited partners (89,276 units issued and
outstanding)	(12,329)	(8,081)
	(22,183)	(17,367)
	$ 38,950	$ 44,177

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues:
Rental income	$ 2,287	$ 2,275	$ 6,820	$ 6,737
Other income	284	242	851	696
Total revenues	2,571	2,517	7,671	7,433

Expenses:
Operating	1,014	1,216	3,196	3,634
General and administrative	88	81	266	263
Depreciation	1,969	1,958	5,924	5,848
Interest	834	814	2,511	2,450
Property taxes	175	172	590	510
Total expenses	4,080	4,241	12,487	12,705

Net loss	$(1,509)	$(1,724)	$(4,816)	$(5,272)

Net loss allocated to general
partner (11.8%)	$ (178)	$ (203)	$ (568)	$ (622)
Net loss allocated to limited
partners (88.2%)	(1,331)	(1,521)	(4,248)	(4,650)
	$(1,509)	$(1,724)	$(4,816)	$(5,272)

Net loss per limited partnership
unit (Note A)	$(14.91)	$(17.03)	$(47.58)	$(52.08)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	89,292	$ --	$ 89,292	$ 89,292

Partners' deficit
at December 31, 2009	89,276	$ (9,286)	$ (8,081)	$(17,367)

Net loss for the nine months
ended September 30, 2010	--	(568)	(4,248)	(4,816)

Partners' deficit
at September 30, 2010	89,276	$ (9,854)	$(12,329)	$(22,183)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$ (4,816)	$ (5,272)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	5,924	5,848
Amortization of loan costs	127	76
Change in accounts:
Receivables and deposits	(5)	(77)
Other assets	(22)	11
Accounts payable	(47)	71
Tenant security deposit liabilities	7	(4)
Accrued property taxes	508	477
Other liabilities	35	2
Due to affiliates	595	899
Net cash provided by operating activities	2,306	2,031

Cash flows used in investing activities:
Property improvements and replacements	(633)	(1,071)

Cash flows from financing activities:
Payments on mortgage notes payable	(946)	(800)
Advances from affiliate	464	56
Repayment of advances from affiliate	(1,019)	(310)
Net cash used in financing activities	(1,501)	(1,054)

Net increase (decrease) in cash and cash equivalents	172	(94)
Cash and cash equivalents at beginning of period	132	208
Cash and cash equivalents at end of period	$ 304	$ 114

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,891	$ 1,479

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 49	$ 323

Approximately $57,000 and $107,000 of property improvements and replacements included in property improvements and replacements for the nine months ended September 30, 2010 and 2009, respectively, were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIX, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Net Loss Per Limited Partnership Unit: Net loss per limited partnership unit (the “Units”) is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 89,276 and 89,287 for the three and nine months ended September 30, 2010 and 2009, respectively.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $375,000 and $365,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $105,000 and $104,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses. In connection with redevelopment projects completed in 2009 at three of the Partnership’s investment properties, an affiliate of the Managing General Partner received a redevelopment planning fee of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,376,000. The Partnership was charged approximately $26,000 in redevelopment planning and supervision fees during the nine months ended September 30, 2009, which are included in investment properties. No such fees were charged during the nine months ended September 30, 2010. At September 30, 2010 and December 31, 2009, approximately $255,000 and $143,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the nine months ended September 30, 2010 and 2009, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2009, this credit limit was exceeded. During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $464,000 and $56,000, respectively, to fund operations at all four of the Partnership’s investment properties and loan application deposits at two investment properties, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at September 30, 2010 ranged from 3.75% to 5.25%. Interest expense was approximately $634,000 and $901,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid approximately $1,170,000 and $337,000, respectively, of advances and accrued interest. At September 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,073,000 and $17,145,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $217,000 to fund real estate taxes at two of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $150,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $162,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note D – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Tamarind Bay Apartments	95%	92%
St. Petersburg, Florida
The Peak at Vinings Mountain	97%	92%
Atlanta, Georgia
Lakeside at Vinings Mountain	97%	91%
Atlanta, Georgia
Greenspoint at Paradise Valley	95%	83%
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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2010 was approximately $1,509,000 and $4,816,000, respectively, compared to net loss of approximately $1,724,000 and $5,272,000, respectively, for the corresponding periods in 2009.  The decrease in net loss for both periods is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues for the three months ended September 30, 2010 is due to an increase in other income. Rental income remained relatively constant for the three months ended September 30, 2010. Total revenues increased for the nine months ended September 30, 2010 due to increases in both rental and other income. Rental income increased for the nine months ended September 30, 2010 due to an increase in occupancy, partially offset by a decrease in the average rental rate at all of the Partnership’s investment properties. Other income increased for the three months ended September 30, 2010 primarily due to increases in resident utility reimbursements at Lakeside at Vinings Mountain and Greenspoint at Paradise Valley and pet fees and parking income at Greenspoint at Paradise Valley. The increase in other income for the nine months ended September 30, 2010 is primarily due to increases in resident utility reimbursements at three properties, pet fees at Tamarind Bay Apartments and Greenspoint at Paradise Valley and cleaning fees at The Peak at Vinings Mountain and Greenspoint at Paradise Valley.

Total expenses decreased for the three months ended September 30, 2010 due to a decrease in operating expense, partially offset by an increase in interest expense. Depreciation, property tax and general and administrative expenses remained relatively constant for the three months ended September 30, 2010. Total expenses decreased for the nine months ended September 30, 2010 due to a decrease in operating expense, partially offset by increases in depreciation, interest and property tax expenses. General and administrative expenses remained relatively constant for the nine months ended September 30, 2010. Operating expense decreased for both periods primarily due to decreases in washer and dryer rental expense at The Peak at Vinings Mountain and Lakeside at Vinings Mountain, as such items were purchased during the third quarter of 2009, advertising expense primarily at Lakeside at Vinings Mountain and Greenspoint at Paradise Valley and payroll related expenses primarily at The Peak at Vinings Mountain and Lakeside at Vinings Mountain. Depreciation expense increased for the nine months ended September 30, 2010 due to property improvements and replacements placed into service primarily at The Peak at Vinings Mountain and Lakeside at Vinings Mountain during the past twelve months.  Interest expense increased for both periods primarily due to a larger average debt balance as a result of the second mortgages obtained on The Peak at Vinings Mountain and Lakeside at Vinings Mountain in November 2009, partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average outstanding advance balance.  Property tax expense increased for the nine months ended September 30, 2010 primarily due to an increase in the assessed value of Greenspoint at Paradise Valley and the receipt of refunds during 2009 for the tax years 2008 and 2007 for successful appeals at The Peak at Vinings Mountain and Lakeside at Vinings Mountain.

Included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $304,000, compared to approximately $132,000 at December 31, 2009.  Cash and cash equivalents increased approximately $172,000 due to approximately $2,306,000 of cash provided by operating activities, partially offset by approximately $1,501,000 and $633,000 of cash used in financing and investing activities, respectively.  Cash used in financing activities consisted of repayment of advances from an affiliate of the Managing General Partner and principal payments made on the mortgages encumbering the Partnership’s investment properties, partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2009, this credit limit was exceeded. During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $464,000 and $56,000, respectively, to fund operations at all four of the Partnership’s investment properties and loan application deposits at two investment properties, respectively. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement.  The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans.  Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at September 30, 2010 ranged from 3.75% to 5.25%. Interest expense was approximately $634,000 and $901,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid approximately $1,170,000 and $337,000, respectively, of advances and accrued interest. At September 30, 2010 and December 31, 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,073,000 and $17,145,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.  Subsequent to September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $217,000 to fund real estate taxes at two of the Partnership’s investment properties.

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

Lakeside at Vinings Mountain

During the nine months ended September 30, 2010, the Partnership completed approximately $125,000 of capital improvements at Lakeside at Vinings Mountain, which consisted primarily of major landscaping, fire safety and electrical upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the nine months ended September 30, 2010, the Partnership completed approximately $160,000 of capital improvements at Greenspoint at Paradise Valley, which consisted primarily of roof replacement, air conditioning upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the nine months ended September 30, 2010, the Partnership completed approximately $161,000 of capital improvements at The Peak at Vinings Mountain, which consisted primarily of major landscaping, structural improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the nine months ended September 30, 2010, the Partnership completed approximately $179,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of swimming pool upgrades, structural upgrades, exterior improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,860,000 matures in September 2021 at which time balloon payments of approximately $5,423,000 are required. The mortgage indebtedness encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain of approximately $19,497,000 matures in July 2013 at which time balloon payments of approximately $17,188,000 are required. The mortgage indebtedness encumbering Greenspoint at Paradise Valley of approximately $15,987,000 has stated maturity dates between 2030 and 2033, but are callable by the lender in May 2012, at which time balloon payments of approximately $15,312,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the nine months ended September 30, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2010, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2010 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.00% of the outstanding Units at September 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment property.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CENTURY PROPERTIES FUND XIX, LP

By: Fox Partners II
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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