Form 10-K
period 2010-12-31
CENTURY PROPERTIES FUND XIX
filed 2011-03-25
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation

Life

				Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakesideat Vinings
Mountain	$27,321	$17,292	5-30 yrs	S/L	$ 8,184
Greenspoint at Paradise
Valley	26,021	16,927	5-30 yrs	S/L	6,599
The Peak at Vinings
Mountain	31,930	19,260	5-30 yrs	S/L	10,353
Tamarind Bay Apartments	12,590	8,681	5-30 yrs	S/L	3,549
	$97,862	$62,160			$28,685

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2010	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Lakeside at Vinings Mountain
1st mortgage	$ 5,449	4.41%	25 yrs	07/01/13	$ 4,592
2nd mortgage	3,848	5.57%	30 yrs	07/01/13	3,705
Greenspoint at Paradise
Valley
1st mortgage	9,652	5.31%	25 yrs	05/01/12(3)	9,262
2nd mortgage	2,876	5.79%	25 yrs	05/01/12(3)	2,791
3rd mortgage	1,678	5.82%	25 yrs	05/01/12(3)	1,629
4th mortgage	1,678	5.82%	25 yrs	05/01/12(3)	1,630
The Peak at Vinings Mountain
1st mortgage	6,154	4.41%	25 yrs	07/01/13	5,186
2nd mortgage	3,848	5.56%	30 yrs	07/01/13	3,705
Tamarind Bay Apartments
1st mortgage	3,839	7.11%	30 yrs	09/01/21	2,993
2nd mortgage	2,999	6.31%	30 yrs	09/01/21	2,430
	$42,021				$37,923

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for each property were as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2010	2009	2010	2009
Lakeside at Vinings Mountain (1)	$10,962	$11,121	97%	92%
Greenspoint at Paradise Valley (1)	8,060	9,144	96%	86%
The Peak at Vinings Mountain (1)	10,047	10,106	97%	93%
Tamarind Bay Apartments	7,954	8,397	96%	94%

(1)         The Managing General Partner attributes the increases in occupancy at Lakeside at ViningsMountain, Greenspoint at Paradise Valley and The Peak at Vinings Mountain to competitive pricing efforts.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2010 for each property were as follows:

	2010	2010
	Billing	Rate
	(in thousands)
Lakeside at Vinings Mountain	$ 172	2.88%
Greenspoint at Paradise Valley	182	0.96%
The Peak at Vinings Mountain	208	2.88%
Tamarind Bay Apartments	153	2.08%

Capital Improvements

Lakeside at Vinings Mountain

During the year ended December 31, 2010, the Partnership completed approximately $131,000 of capital improvements at Lakeside at Vinings Mountain, which consisted primarily of fire safety and electrical upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the year ended December 31, 2010, the Partnership completed approximately $191,000 of capital improvements at Greenspoint at Paradise Valley, which consisted primarily of roof replacement, air conditioning upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the year ended December 31, 2010, the Partnership completed approximately $189,000 of capital improvements at The Peak at Vinings Mountain, which consisted primarily of major landscaping, structural improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the year ended December 31, 2010, the Partnership completed approximately $195,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of swimming pool upgrades, structural upgrades, exterior improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay approximately $14,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement.  These attorneys’ fees have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units (the “Units”) aggregating $89,292,000. The Partnership had 89,274 Units outstanding held by 2,904 limited partners of record at December 31, 2010. Affiliates of the Managing General Partner owned 60,711.66 Units or 68.01% at December 31, 2010. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2010, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or for the foreseeable future. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.01% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.01% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2010 and 2009 was approximately $6,247,000 and $6,916,000, respectively. The decrease in net loss is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased due to increases in both rental and other income. Rental income increased primarily due to an increase in occupancy, partially offset by a decrease in the average rental rate at all of the Partnership’s investment properties. Other income increased primarily due to increases in resident utility reimbursements at three of the Partnership’s properties, lease cancellation fees at Lakeside at Vinings Mountain and parking income and pet fees at Greenspoint at Paradise Valley.

Total expenses decreased due to a decrease in operating expenses, partially offset by increases in depreciation, interest, property tax and general and administrative expenses.  Operating expenses decreased primarily due to decreases in advertising expenses at three of the investment properties, washer and dryer rental at The Peak at Vinings Mountain and Lakeside at Vinings Mountain as such items were purchased in 2009, and payroll related expenses at all of the Partnership’s investment properties. Depreciation expense increased due to property improvements and replacements placed into service primarily at three of the properties during the past twelve months.  Interest expense increased primarily due to a larger average debt balance as a result of the second mortgages obtained on The Peak at Vinings Mountain and Lakeside at Vinings Mountain in November 2009, partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average outstanding advance balance. Property tax expense increased primarily due to the receipt of refunds during 2009 for the tax years 2008 and 2007 for successful appeals at The Peak at Vinings Mountain and Lakeside at Vinings Mountain and an increase in the assessed value of Greenspoint at Paradise Valley.

The increase in general and administrative expenses is primarily due to an increase in management reimbursements to an affiliate of the Managing General Partner as allowed under the Partnership Agreement and legal fees associated with the litigation discussed in “Item 3. Legal Proceedings”. Also included in general and administrative expenses for the years ended December 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $231,000, compared to approximately $132,000 at December 31, 2009. Cash and cash equivalents increased approximately $99,000 due to approximately $2,627,000 of cash provided by operating activities, partially offset by approximately $1,791,000 and $737,000 of cash used in financing and investing activities, respectively.  Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties and repayment of advances from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2009, this credit limit was exceeded. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $710,000 and $909,000, respectively, to fund operations at all four of the Partnership’s investment properties, real estate taxes at two properties and loan application deposits at two investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly.  The interest rates on outstanding advances at December 31, 2010 ranged from 3.75% to 5.25%. Interest expense was approximately $852,000 and $1,156,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid approximately $1,412,000 and $8,289,000, respectively, of advances and accrued interest. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,295,000 and $17,145,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid advances and accrued interest of approximately $375,000. In addition, subsequent to December 31, 2010, AIMCO Properties, L.P. advanced approximately $651,000 to the Partnership to fund refinance commitment fees at The Peak at Vinings Mountain and Lakeside at Vinings Mountain.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,838,000 matures in September 2021 at which time balloon payments of approximately $5,423,000 are required. The mortgage indebtedness encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain of approximately $19,299,000 matures in July 2013 at which time balloon payments of approximately $17,188,000 are required. The mortgage indebtedness encumbering Greenspoint at Paradise Valley of approximately $15,884,000 has stated maturity dates between 2030 and 2033, but are callable by the lender in May 2012, at which time balloon payments of approximately $15,312,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the years ended December 31, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2010, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or for the foreseeable future.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XIX, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2010 and 2009

      Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

      Statements of Cash Flows - Years ended December 31, 2010 and 2009

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XIX, LP

We have audited the accompanying balance sheets of Century Properties Fund XIX, LP as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XIX, LP at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

(in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 231	$ 132
Receivables and deposits	315	283
Other assets	776	885
Investment properties (Notes B and E):
Land	5,565	5,565
Buildings and related personal property	92,297	91,591
	97,862	97,156
Less accumulated depreciation	(62,160)	(54,279)
	35,702	42,877
	$ 37,024	$ 44,177
Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 145	$ 160
Tenant security deposit liabilities	266	260
Due to affiliates (Note D)	17,587	17,288
Accrued property taxes	91	78
Other liabilities	528	468
Mortgage notes payable (Note B)	42,021	43,290
	60,638	61,544
Partners' Deficit
General partner	(10,023)	(9,286)
Limited partners	(13,591)	(8,081)
	(23,614)	(17,367)
	$ 37,024	$ 44,177

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Revenues:
Rental income	$ 9,150	$ 9,032
Other income	1,158	941
Total revenues	10,308	9,973

Expenses:
Operating	4,241	4,744
General and administrative	356	339
Depreciation	7,881	7,828
Interest	3,350	3,284
Property taxes	727	694
Total expenses	16,555	16,889

Net loss (Note C)	$ (6,247)	$ (6,916)

Net loss allocated to general partner (11.8%)	$ (737)	$ (816)
Net loss allocated to limited partners (88.2%)	(5,510)	(6,100)
	$ (6,247)	$ (6,916)

Net loss per limited partnership unit (Note A)	$ (61.72)	$ (68.32)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	89,292	$ --	$ 89,292	$ 89,292

Partners’ deficit
at December 31, 2008	89,287	$ (8,470)	$ (1,981)	$(10,451)

Abandonment of Units (Note A)	(11)	--	--	--

Net loss for the year ended
December 31, 2009	--	(816)	(6,100)	(6,916)

Partners' deficit at
December 31, 2009	89,276	(9,286)	(8,081)	(17,367)

Abandonment of Units (Note A)	(2)	--	--	--

Net loss for the year ended
December 31, 2010	--	(737)	(5,510)	(6,247)

Partners' deficit at
December 31, 2010	89,274	$(10,023)	$(13,591)	$(23,614)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (6,247)	$ (6,916)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	7,881	7,828
Amortization of loan costs	169	106
Change in accounts:
Receivables and deposits	(32)	(26)
Other assets	(60)	92
Accounts payable	16	(10)
Tenant security deposit liabilities	6	(9)
Accrued property taxes	13	--
Other liabilities	60	44
Due to affiliates	821	392
Net cash provided by operating activities	2,627	1,501

Cash flows used in investing activities:
Property improvements and replacements	(737)	(1,494)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,269)	(1,082)
Proceeds from mortgage notes payable	--	7,800
Advances from affiliate	710	909
Repayment of advances from affiliate	(1,232)	(7,472)
Loan costs paid	--	(238)
Net cash used in financing activities	(1,791)	(83)

Net increase (decrease) in cash and cash equivalents	99	(76)
Cash and cash equivalents at beginning of the year	132	208
Cash and cash equivalents at end of the year	$ 231	$ 132
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,499	$ 2,781
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 26	$ 57

Included in property improvements and replacements for the year ended December 31, 2009 are approximately $107,000 of property improvements and replacements which were included in accounts payable at December 31, 2008.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

Note A - Organization and Summary Significant Accounting Policies

Organization

Century Properties Fund XIX, LP (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes.  At December 31, 2010, the Partnership operated four residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The term of the Partnership is scheduled to expire on December 31, 2024.

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

Abandoned Units

During the years ended December 31, 2010 and 2009, the number of limited partnership units (the “Units”) decreased by 2 and 11 Units, respectively, due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 89,276 and 89,287 Units for the years ended December 31, 2010 and 2009, respectively.

Allocation of Income, Loss and Distribution

Net income, net loss and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $83,000 and $38,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2010 and 2009. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $241,000 and $446,000 for the years ended December 31, 2010 and 2009, respectively,are included in operating expense.

Deferred Costs

Loan costs of approximately $1,159,000 at both December 31, 2010 and 2009, less accumulated amortization of approximately $653,000 and $484,000, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements and with respect to Greenspoint at Paradise Valley, through the first call date in May of 2012. The total amortization expense for the years ended December 31, 2010 and 2009 was approximately $169,000 and $106,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $169,000 for 2011, approximately $143,000 for 2012, approximately $70,000 for 2013 and approximately $16,000 for each of the years 2014 and 2015.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Segment Reporting

ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Mortgage Notes Payable

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
Property	2010	2009	Interest	Rate (1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Lakeside at Vinings
Mountain
1st mortgage	$ 5,449	$ 5,766	$ 47	4.41%	07/01/13	$ 4,592
2nd mortgage	3,848	3,900	22	5.57%	07/01/13	3,705
Greenspoint at
Paradise Valley
1st mortgage	9,652	9,927	66	5.31%	05/01/12(2)	9,262
2nd mortgage	2,876	2,935	19	5.79%	05/01/12(2)	2,791
3rd mortgage	1,678	1,712	11	5.82%	05/01/12(2)	1,629
4th mortgage	1,678	1,712	11	5.82%	05/01/12(2)	1,630
The Peak at Vinings
Mountain
1st mortgage	6,154	6,512	53	4.41%	07/01/13	5,186
2nd mortgage	3,848	3,900	22	5.56%	07/01/13	3,705
Tamarind Bay
Apartments
1st mortgage	3,839	3,890	27	7.11%	09/01/21	2,993
2nd mortgage	2,999	3,036	19	6.31%	09/01/21	2,430
	$42,021	$43,290	$ 297			$37,923

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2010 are as follows (in thousands):

2011	$ 1,334
2012	16,412
2013	17,737
2014	115
2015	123
Thereafter	6,300
$42,021

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss for the years ended December 31, 2010 and 2009 (in thousands, except per unit data):

	2010	2009
Net loss as reported	$ (6,247)	$ (6,916)
Add:
Depreciation differences	2,698	323
Unearned income	3	53
Other	52	32
Federal taxable loss	$ (3,494)	$ (6,508)

Federal taxable loss per limited partnership unit	$ (34.51)	$ (14.94)

For 2009, allocations under Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata share of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2010	2009
Net liabilities as reported	$(23,614)	$(17,367)
Land and buildings	(1,990)	(2,127)
Accumulated depreciation	(5,027)	(7,725)
Deferred sales commission	7,947	7,947
Syndication and distribution costs	4,451	4,451
Other	348	431
Net liabilities - Federal tax basis	$(17,885)	$(14,390)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $506,000 and $488,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $139,000 and $132,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses. In connection with the redevelopment projects completed in 2009 at three of the Partnership’s investment properties, an affiliate of the Managing General Partner received a redevelopment planning fee of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,376,000. The Partnership was charged approximately $29,000 in redevelopment planning and supervision fees during the year ended December 31, 2009, which are included in investment properties. At December 31, 2010 and 2009, approximately $292,000 and $143,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2010 and 2009, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2009, this credit limit was exceeded. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $710,000 and $909,000, respectively, to fund operations at all four of the Partnership’s investment properties, real estate taxes at two properties and loan application deposits at two investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2010 ranged from 3.75% to 5.25%. Interest expense was approximately $852,000 and $1,156,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid approximately $1,412,000 and $8,289,000, respectively, of advances and accrued interest. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,295,000 and $17,145,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid advances and accrued interest of approximately $375,000. In addition, subsequent to December 31, 2010, AIMCO Properties, L.P. advanced approximately $651,000 to the Partnership to fund refinance commitment fees at The Peak at Vinings Mountain and Lakeside at Vinings Mountain.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership paid AIMCO and its affiliates approximately $218,000 and $162,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.01% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.01% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Lakeside at Vinings
Mountain	$ 9,297	$ 1,206	$10,980	$15,135
Greenspoint at Paradise
Valley	15,884	2,165	11,199	12,657
The Peak at Vinings
Mountain	10,002	1,632	12,321	17,977
Tamarind Bay Apartments	6,838	634	6,485	5,471
	$42,021	$ 5,637	$40,985	$51,240

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)

Lakeside at Vinings
Mountain	$ 1,206	$26,115	$ 27,321	$17,292	1983	12/83	5-30 yrs
Greenspoint at Paradise
Valley	2,140	23,881	26,021	16,927	1984	2/84	5-30 yrs
The Peak at Vinings
Mountain	1,632	30,298	31,930	19,260	1982	4/84	5-30 yrs
Tamarind Bay
Apartments	587	12,003	12,590	8,681	1981	7/84	5-30 yrs
	$ 5,565	$92,297	$ 97,862	$62,160

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2010	2009
	(in thousands)
Investment Properties
Balance at beginning of year	$ 97,156	$ 95,712
Property improvements	706	1,444
Balance at end of year	$ 97,862	$ 97,156

Accumulated Depreciation
Balance at beginning of year	$ 54,279	$ 46,451
Additions charged to expense	7,881	7,828
Balance at end of year	$ 62,160	$ 54,279

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2010 and 2009 is approximately $95,872,000 and $95,029,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2010 and 2009 is approximately $67,187,000 and $62,004,000, respectively.

Note F - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the Partnership paid approximately $2,000 for settlement amounts for alleged unpaid overtime to employees who had worked at the Partnership’s investment properties. During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any additional settlement amounts; however, the Partnership will be required to pay approximately $14,000 for plaintiffs’ attorneys’ fees relating to the 2008 overtime settlement.  These attorneys’ fees have been accrued as of December 31, 2010.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be responsible for environmental liabilities or costs associated with its properties.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Partnership as of December 31, 2010.

Entity	Number of Units	Percent of Total

AIMCO IPLP, L.P.	25,228.66	28.26%
(an affiliate of AIMCO)
Fox Capital Management Corporation	100.00	0.11%
(an affiliate of AIMCO)
IPLP Acquisition I, LLC	4,892.00	5.48%
(an affiliate of AIMCO)
AIMCO Properties, L.P.	30,491.00	34.16%
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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $506,000 and $488,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $139,000 and $132,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. In connection with the redevelopment projects completed in 2009 at three of the Partnership’s investment properties, an affiliate of the Managing General Partner received a redevelopment planning fee of approximately $25,000 per investment property and a redevelopment supervision fee of 4% of the specified redevelopment costs, or approximately $1,376,000. The Partnership was charged approximately $29,000 in redevelopment planning and supervision fees during the year ended December 31, 2009, which are included in investment properties on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2010 and 2009, approximately $292,000 and $143,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2010 and 2009, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2009, this credit limit was exceeded. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. advanced the Partnership approximately $710,000 and $909,000, respectively, to fund operations at all four of the Partnership’s investment properties, real estate taxes at two properties and loan application deposits at two investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2010 ranged from 3.75% to 5.25%. Interest expense was approximately $852,000 and $1,156,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid approximately $1,412,000 and $8,289,000, respectively, of advances and accrued interest. At December 31, 2010 and 2009, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,295,000 and $17,145,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid advances and accrued interest of approximately $375,000. In addition, subsequent to December 31, 2010, AIMCO Properties, L.P. advanced approximately $651,000 to the Partnership to fund refinance commitment fees at The Peak at Vinings Mountain and Lakeside at Vinings Mountain.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership paid AIMCO and its affiliates approximately $218,000 and $162,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 Units in the Partnership representing 68.01% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.01% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $61,000 and $60,000 for 2010 and 2009, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $11,000 and $12,000 for 2010 and 2009, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2010 and 2009.

Statements of Operations for the years ended December 31, 2010 and 2009.

Statements of Changes in Partners' Deficit for the years ended December 31, 2010 and 2009.

Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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