Form 10-Q
period 2011-03-31
CENTURY PROPERTIES FUND XIX
filed 2011-05-13
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 271	$ 231
Receivables and deposits	955	315
Other assets	858	776
Investment properties:
Land	5,565	5,565
Buildings and related personal property	92,388	92,297
	97,953	97,862
Less accumulated depreciation	(64,104)	(62,160)
	33,849	35,702
	$ 35,933	$ 37,024

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 79	$ 145
Tenant security deposit liabilities	266	266
Accrued property taxes	273	91
Other liabilities	495	528
Due to affiliates (Note B)	18,114	17,587
Mortgage notes payable	41,689	42,021
	60,916	60,638
Partners' Deficit
General partner	(10,185)	(10,023)
Limited partners	(14,798)	(13,591)
	(24,983)	(23,614)
	$ 35,933	$ 37,024

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 2,336	$ 2,278
Other income	297	265
Total revenues	2,633	2,543

Expenses:
Operating	964	1,152
General and administrative	85	86
Depreciation	1,944	1,977
Interest	827	835
Property taxes	182	208
Total expenses	4,002	4,258

Net loss	$(1,369)	$(1,715)

Net loss allocated to general partner (11.8%)	$ (162)	$ (202)
Net loss allocated to limited partners (88.2%)	(1,207)	(1,513)
	$(1,369)	$(1,715)

Net loss per limited partnership unit (Note A)	$(13.52)	$(16.95)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partner

Partners

				Total

Original capital contributions	89,292	$ --	$89,292	$89,292

Partners' deficit
at December 31, 2010	89,274	$(10,023)	$(13,591)	$(23,614)

Net loss for the three months
ended March 31, 2011	--	(162)	(1,207)	(1,369)

Partners' deficit
at March 31, 2011	89,274	$(10,185)	$(14,798)	$(24,983)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,369)	$(1,715)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	1,944	1,977
Amortization of loan costs	42	42
Change in accounts:
Receivables and deposits	11	18
Other assets	(124)	(150)
Accounts payable	(40)	424
Tenant security deposit liabilities	--	(12)
Accrued property taxes	182	207
Other liabilities	(33)	(5)
Due to affiliates	233	198
Net cash provided by operating activities	846	984

Cash flows from investing activities:
Insurance proceeds received	1	--
Property improvements and replacements	(118)	(170)
Net cash used in investing activities	(117)	(170)

Cash flows from financing activities:
Payments on mortgage notes payable	(332)	(311)
Mortgage refinancing commitment fees	(651)	--
Repayment of advances from affiliate	(357)	(522)
Advances from affiliate	651	10
Net cash used in financing activities	(689)	(823)

Net increase (decrease) in cash and cash equivalents	40	(9)
Cash and cash equivalents at beginning of period	231	132
Cash and cash equivalents at end of period	$ 271	$ 123

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 600	$ 631

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 87

Included in property improvements and replacements for the three months ended March 31, 2011 and 2010 are approximately $26,000 and $57,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIX, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Net Loss Per Limited Partnership Unit: Net loss per limited partnership unit (the “Units”) is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 89,274 and 89,276 for the three months ended March 31, 2011 and 2010, respectively.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $130,000 and $127,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $33,000 and $36,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses. At March 31, 2011 and December 31, 2010, approximately $329,000 and $292,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the three months ended March 31, 2011 and 2010, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, this credit limit was exceeded. During the three months ended March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $651,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain.  During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $10,000 to fund operations at Greenspoint at Paradise Valley.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2011 ranged from 3.75% to 5.25%. Interest expense was approximately $214,000 and $208,000 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, the Partnership repaid approximately $375,000 and $570,000, respectively, of advances and accrued interest. At March 31, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,785,000 and $17,295,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2011, the Partnership repaid approximately $10,560,000 of advances and accrued interest with proceeds from the refinancing of the mortgages encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain (see Note E).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $105,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $218,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note D – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

Note E – Subsequent Events

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Lakeside At Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,170,000, with a new mortgage loan in the principal amount of $14,982,000. The new loan bears interest at a rate of 5.53% per annum and requires monthly payments of principal and interest of approximately $85,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $12,405,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership paid a prepayment penalty of approximately $365,000.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering The Peak at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,861,000, with a new mortgage loan in the principal amount of $15,828,000. The new loan bears interest at a rate of 5.54% per annum and requires monthly payments of principal and interest of approximately $90,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $13,109,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership paid a prepayment penalty of approximately $390,000.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Tamarind Bay Apartments	98%	96%
St. Petersburg, Florida
The Peak at Vinings Mountain	98%	97%
Atlanta, Georgia
Lakeside at Vinings Mountain	97%	96%
Atlanta, Georgia
Greenspoint at Paradise Valley (1)	98%	95%
Phoenix, Arizona

(1)   The Managing General Partner attributes the increase in occupancy at Greenspoint at Paradise Valley to competitive pricing efforts.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2011 and 2010 was approximately $1,369,000 and $1,715,000, respectively. The decrease in net loss is due to a decrease in total expenses and an increase in total revenues.

Total expenses decreased due to decreases in operating, depreciation and property tax expenses.  General and administrative and interest expenses remained relatively constant for the comparable periods. Operating expenses decreased primarily due to a decrease in payroll and related benefits at all four investment properties.  Depreciation expense decreased due to assets becoming fully depreciated primarily at The Peak at Vinings Mountain and Lakeside at Vinings Mountain during the fourth quarter of 2010.  Property tax expense decreased primarily due to a decrease in the assessed value of three of the investment properties.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income. Rental income increased primarily due to increases in occupancy at all four investment properties and the average rental rate at two properties, partially offset by a decrease in the average rental rate at two of the Partnership’s investment properties. Other income increased primarily due to increases in resident utility reimbursements at two of the Partnership’s properties and parking income at Greenspoint at Paradise Valley and Lakeside at Vinings Mountain.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $271,000, compared to approximately $231,000 at December 31, 2010. Cash and cash equivalents increased approximately $40,000 due to approximately $846,000 of cash provided by operating activities, partially offset by approximately $689,000 and $117,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership’s investment properties, the payment of mortgage refinancing commitment fees and repayment of advances from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, this credit limit was exceeded. During the three months ended March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $651,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain.  During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $10,000 to fund operations at Greenspoint at Paradise Valley.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at March 31, 2011 ranged from 3.75% to 5.25%. Interest expense was approximately $214,000 and $208,000 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, the Partnership repaid approximately $375,000 and $570,000, respectively, of advances and accrued interest. At March 31, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $17,785,000 and $17,295,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2011, the Partnership repaid approximately $10,560,000 of advances and accrued interest with proceeds from the refinancing of the mortgages encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain (as discussed below).

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

Lakeside at Vinings Mountain

During the three months ended March 31, 2011, the Partnership completed approximately $20,000 of capital improvements at Lakeside at Vinings Mountain, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the three months ended March 31, 2011, the Partnership completed approximately $21,000 of capital improvements at Greenspoint at Paradise Valley, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the three months ended March 31, 2011, the Partnership completed approximately $32,000 of capital improvements at The Peak at Vinings Mountain, which consisted primarily of computer equipment and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the three months ended March 31, 2011, the Partnership completed approximately $19,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of computer equipment and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership. The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,815,000 matures in September 2021 at which time balloon payments of approximately $5,423,000 are required. The mortgage indebtedness encumbering Greenspoint at Paradise Valley of approximately $15,775,000 has stated maturity dates between 2030 and 2033, but are callable by the lender in May 2012, at which time balloon payments of approximately $15,312,000 are required.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Lakeside At Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,170,000, with a new mortgage loan in the principal amount of $14,982,000. The new loan bears interest at a rate of 5.53% per annum and requires monthly payments of principal and interest of approximately $85,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $12,405,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership paid a prepayment penalty of approximately $365,000.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering The Peak at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,861,000, with a new mortgage loan in the principal amount of $15,828,000. The new loan bears interest at a rate of 5.54% per annum and requires monthly payments of principal and interest of approximately $90,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $13,109,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership paid a prepayment penalty of approximately $390,000.

The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the three months ended March 31, 2011 and 2010. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2011, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.01% of the outstanding Units at March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.01% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of AIMCO, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, AIMCO's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and AIMCO as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

CENTURY PROPERTIES FUND XIX, LP

By: Fox Partners II
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: May 13, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

CENTURY PROPERTIES FUND XIX, LP

EXHIBIT INDEX

Exhibit          Description of Exhibit

2.1           NPI, Inc. Stock Purchase Agreement, dated as of August 7, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 7, 1995.

2.2           Partnership Units Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

2.3           Management Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

2.4           Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.4 of the Registrant's Current Report on Form 8-K dated October 1, 1998).

2.5           Agreement and Plan of Merger, dated as of August 29, 2008, by and between Century Properties Fund XIX, a California limited partnership, and Century Properties Fund XIX, LP, a Delaware limited partnership (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q dated June 30, 2009).

3.4           Agreement of Limited Partnership Century Properties Fund XIX, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented contained in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-79007).

3.5           Amendment to the Amended and Restated Limited Partnership Agreement of Century Properties Fund XIX, dated September 29, 2003, incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2003.

3.6           Second Amendment to the Amended and Restated Limited Partnership Agreement of Century Properties Fund XIX, dated December 4, 2006 (filed with Form 10-KSB of the Registrant dated December 31, 2006 and incorporated herein by reference).

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

10.50         Multifamily Note-CME, dated May 2, 2011, between Lakeside at Vinings, LLC, a Delaware limited liability company, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 2, 2011).

10.51         Multifamily Note-CME, dated May 2, 2011, between Peak at Vinings, LLC, a Delaware limited liability company, and Keycorp Real Estate Capital Markets, Inc., an Ohio corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 2, 2011).

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