Form 10-Q
period 2011-06-30
CENTURY PROPERTIES FUND XIX
filed 2011-08-12
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 1,076	$ 231
Receivables and deposits	290	315
Other assets	843	776
Investment properties:
Land	5,565	5,565
Buildings and related personal property	86,477	92,297
Total investment property	92,042	97,862
Less accumulated depreciation	(59,892)	(62,160)
Investment property, net	32,150	35,702
Total assets	$ 34,359	$ 37,024

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 174	$ 145
Tenant security deposit liabilities	264	266
Accrued property taxes	364	91
Other liabilities	588	528
Due to affiliates	7,123	17,587
Mortgage notes payable	53,276	42,021
Total liabilities	61,789	60,638

Partners' Deficit
General partner	(10,473)	(10,023)
Limited partners	(16,957)	(13,591)
Total partners’ deficit	(27,430)	(23,614)
Total liabilities and partners’ deficit	$ 34,359	$ 37,024

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 2,288	$ 2,255	$ 4,624	$ 4,533
Other income	316	302	613	567
Total revenues	2,604	2,557	5,237	5,100

Expenses:
Operating	1,005	1,030	1,969	2,182
General and administrative	87	92	172	178
Depreciation	1,925	1,978	3,869	3,955
Interest	855	842	1,682	1,677
Property taxes	182	207	364	415
Loss on early extinguishment of debt	997	--	997	--
Total expenses	5,051	4,149	9,053	8,407

Net loss	$(2,447)	$(1,592)	$(3,816)	$(3,307)

Net loss allocated to general partner	$ (289)	$ (188)	$ (450)	$ (390)
Net loss allocated to limited partners	$(2,158)	$(1,404)	$(3,366)	$(2,917)

Net loss per limited partnership unit	$(24.17)	$(15.73)	$(37.70)	$(32.67)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

General

Partner

Limited

Partners

			Total

Partners' deficit at December 31, 2010	$(10,023)	$(13,591)	$(23,614)

Net loss for the six months ended June 30, 2011	(450)	(3,366)	(3,816)

Partners' deficit at June 30, 2011	$(10,473)	$(16,957)	$(27,430)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (3,816)	$ (3,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,869	3,955
Amortization of loan costs	69	84
Loss on early extinguishment of debt	997	--
Change in accounts:
Receivables and deposits	25	(2)
Other assets	(36)	(71)
Accounts payable	25	18
Tenant security deposit liabilities	(2)	5
Accrued property taxes	273	333
Other liabilities	60	(7)
Due to affiliates	(1,118)	389
Net cash provided by operating activities	346	1,397

Cash flows from investing activities:
Property improvements and replacements	(314)	(398)
Insurance proceeds received	1	--
Net cash used in investing activities	(313)	(398)

Cash flows from financing activities:
Payments on mortgage notes payable	(524)	(627)
Repayment of mortgage notes payable	(19,031)	--
Proceeds from mortgage notes payable	30,810	--
Loan costs paid	(342)	--
Prepayment penalties paid	(755)	--
Advances from affiliate	651	464
Repayment of advances from affiliate	(9,997)	(663)
Net cash provided by (used in) financing activities	812	(826)

Net increase in cash and cash equivalents	845	173
Cash and cash equivalents at beginning of period	231	132
Cash and cash equivalents at end of period	$ 1,076	$ 305

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,723	$ 1,271

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 30	$ 99

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIX, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Organization: On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO CPF XIX Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $352.02 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $352.02 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

After the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of the Partnership. As a result, after the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding Units. Fox Partners II will continue to be the general partner of the Partnership after the merger, and the Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, there were issued and outstanding 89,274 Units, and AIMCO Properties, L.P. and its affiliates owned 60,711.66 of those Units, or approximately 68.01% of the number of Units outstanding. Approximately 25,228.66 of the Units owned by an affiliate of AIMCO Properties, L.P. are subject to a voting restriction, which requires the Units to be voted in proportion to the votes cast with respect to Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Units that are not subject to this restriction, approximately 35,483 Units or approximately 39.75% of the outstanding Units, in favor of the Merger Agreement and the merger. As a result, affiliates of AIMCO Properties, L.P. will vote a total of approximately 49,460 Limited Partnership Units, or approximately 55.40% of the outstanding Units in favor of the Merger Agreement and the merger. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

Net Loss Per Limited Partnership Unit: Net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 89,274 and 89,276 for the three and six months ended June 30, 2011 and 2010, respectively.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $260,000 and $251,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $65,000 and $71,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses. At June 30, 2011 and December 31, 2010, approximately $354,000 and $292,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the six months ended June 30, 2011 and 2010, no fee was earned as there were no distributions from operations.

Aimco Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, this credit limit was exceeded. During the six months ended June 30, 2011, Aimco Properties, L.P. advanced the Partnership approximately $651,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain.  During the six months ended June 30, 2010, Aimco Properties, L.P. advanced the Partnership approximately $464,000 to fund operations at all four of the Partnership’s investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2011 ranged from 3.75% to 5.25%. Interest expense was approximately $344,000 and $421,000 for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Partnership repaid approximately $11,521,000 and $770,000, respectively, of advances and accrued interest with refinancing proceeds and cash from operations, respectively. At June 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $6,769,000 and $17,295,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2011, the Partnership repaid approximately $812,000 of advances and accrued interest with cash from operations.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $105,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $218,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Refinancing of Mortgage Notes Payable

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Lakeside at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,170,000, with a new mortgage loan in the principal amount of $14,982,000. The new loan bears interest at a rate of 5.53% per annum and requires monthly payments of principal and interest of approximately $85,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $12,405,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $482,000 during the three and six months ended June 30, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $169,000 and are included in other assets.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering The Peak at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,861,000, with a new mortgage loan in the principal amount of $15,828,000. The new loan bears interest at a rate of 5.54% per annum and requires monthly payments of principal and interest of approximately $90,000 beginning on July 1, 2011, through the June 1, 2021 maturity date. The new mortgage loan has a balloon payment of approximately $13,109,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $515,000 during the three and six months ended June 30, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $173,000 and are included in other assets.

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At June 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $55,870,000.

Note E – Contingencies

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

Note F – Investment Properties

During the three months ended June 30, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $6,137,000 and accumulated depreciation of approximately $6,137,000.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Tamarind Bay Apartments	95%	95%
St. Petersburg, Florida
The Peak at Vinings Mountain	98%	97%
Atlanta, Georgia
Lakeside at Vinings Mountain	97%	96%
Atlanta, Georgia
Greenspoint at Paradise Valley	96%	94%
Phoenix, Arizona

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2011 was approximately $2,447,000 and $3,816,000, respectively, compared to net loss of approximately $1,592,000 and $3,307,000, respectively, for the corresponding periods in 2010. The increase in net loss for both periods is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the three months ended June 30, 2011 due to the recognition of loss on early extinguishment of debt associated with the payoff of the existing mortgages encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain in May 2011 (as discussed in “Liquidity and Capital Resources”), partially offset by decreases in depreciation and property tax expenses. Operating expenses remained relatively constant for the three months ended June 30, 2011. The increase in total expenses for the six months ended June 30, 2011 is due to the recognition of loss on early extinguishment of debt during 2011, partially offset by decreases in operating, depreciation and property tax expenses. Both interest and general and administrative expenses remained relatively constant for both periods. Operating expenses decreased for the six months ended June 30, 2011 primarily due to a decrease in payroll and related benefits and marketing expenses at all four investment properties.  Depreciation expense decreased for both periods due to assets becoming fully depreciated primarily at The Peak at Vinings Mountain and Lakeside at Vinings Mountain during the fourth quarter of 2010.  Property tax expense decreased for both periods primarily due to a decrease in the assessed value of three of the investment properties.

Included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for both the three and six months ended June 30, 2011 due to increases in both rental and other income. The increase in rental income for the three months ended June 30, 2011 is due to increases in the average rental rate at three investment properties and occupancy at Lakeside at Vinings Mountain, partially offset by decreases in the average rental rate at Tamarind Bay Apartments and occupancy at Tamarind Bay Apartments and The Peak at Vinings Mountain. Rental income increased for the six months ended June 30, 2011 primarily due to increases in occupancy at three of the four investment properties and the average rental rate at two properties, partially offset by a decrease in the average rental rate at two of the Partnership’s investment properties. Other income increased for both periods primarily due to increases in resident utility reimbursements and parking income at Greenspoint at Paradise Valley.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $1,076,000, compared to approximately $231,000 at December 31, 2010. Cash and cash equivalents increased approximately $845,000 due to approximately $812,000 and $346,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $313,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage notes payable encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain and advances received from an affiliate of the Managing General Partner, partially offset by repayment of the mortgage notes payable encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain, repayment of advances from affiliates, prepayment penalties paid, loan costs paid and principal payments on the mortgages encumbering the Partnership’s properties.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, this credit limit was exceeded. During the six months ended June 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $651,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain. During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $464,000 to fund operations at at all four of the Partnership’s investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at June 30, 2011 ranged from 3.75% to 5.25%. Interest expense was approximately $344,000 and $421,000 for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Partnership repaid approximately $11,521,000 and $770,000, respectively, of advances and accrued interest with refinancing proceeds and cash from operations, respectively. At June 30, 2011 and December 31, 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $6,769,000 and $17,295,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2011, the Partnership repaid approximately $812,000 of advances and accrued interest with cash from operations.

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

Lakeside at Vinings Mountain

During the six months ended June 30, 2011, the Partnership completed approximately $84,000 of capital improvements at Lakeside at Vinings Mountain, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the six months ended June 30, 2011, the Partnership completed approximately $69,000 of capital improvements at Greenspoint at Paradise Valley, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the six months ended June 30, 2011, the Partnership completed approximately $132,000 of capital improvements at The Peak at Vinings Mountain, which consisted primarily of computer equipment and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the six months ended June 30, 2011, the Partnership completed approximately $33,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of computer equipment and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have an obligation to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,792,000 matures in September 2021 at which time balloon payments of approximately $5,423,000 are required. The mortgage indebtedness encumbering Greenspoint at Paradise Valley of approximately $15,674,000 has stated maturity dates between 2030 and 2033, but are callable by the lender in May 2012, at which time balloon payments of approximately $15,312,000 are required.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Lakeside at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,170,000, with a new mortgage loan in the principal amount of $14,982,000. The new loan bears interest at a rate of 5.53% per annum and requires monthly payments of principal and interest of approximately $85,000 beginning on July 1, 2011, through the June 1, 2021 maturity date. The new mortgage loan has a balloon payment of approximately $12,405,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $482,000 during the three and six months ended June 30, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $169,000 and are included in other assets.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering The Peak at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,861,000, with a new mortgage loan in the principal amount of $15,828,000. The new loan bears interest at a rate of 5.54% per annum and requires monthly payments of principal and interest of approximately $90,000 beginning on July 1, 2011, through the June 1, 2021 maturity date. The new mortgage loan has a balloon payment of approximately $13,109,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $515,000 during the three and six months ended June 30, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $173,000 and are included in other assets.

The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the six months ended June 30, 2011 and 2010. If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2011, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2011 or for the foreseeable future.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.01% of the outstanding Units at June 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.01% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership, and AIMCO CPF XIX Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $352.02 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $352.02 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

After the merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of the Partnership. As a result, after the merger, AIMCO Properties, L.P. will be the sole limited partner of the Partnership, holding all outstanding Units. Fox Partners II will continue to be the general partner of the Partnership after the merger, and the Partnership’s partnership agreement in effect immediately prior to the merger will remain unchanged after the merger.

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, there were issued and outstanding 89,274 Units, and AIMCO Properties, L.P. and its affiliates owned 60,711.66 of those Units, or approximately 68.01% of the number of Units outstanding. Approximately 25,228.66 of the Units owned by an affiliate of AIMCO Properties, L.P. are subject to a voting restriction, which requires the Units to be voted in proportion to the votes cast with respect to Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Units that are not subject to this restriction, approximately 35,483 Units or approximately 39.75% of the outstanding Units, in favor of the Merger Agreement and the merger. As a result, affiliates of AIMCO Properties, L.P. will vote a total of approximately 49,460 Limited Partnership Units, or approximately 55.40% of the outstanding Units in favor of the Merger Agreement and the merger. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

CENTURY PROPERTIES FUND XIX, LP

By: Fox Partners II
General Partner

By: Fox Capital Management Corporation
Managing General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.1          Agreement and Plan of Merger, dated July 28, 2011, by and among Century Properties Fund XIX, LP, AIMCO Properties, L.P. and AIMCO CPF XIX Merger Sub LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 28, 2011).

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