Form 10-K
period 2011-12-31
CENTURY PROPERTIES FUND XIX
filed 2012-03-16
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-11935

CENTURY PROPERTIES FUND XIX, LP

(Exact name of registrant as specified in its charter)

Delaware	94-2887133
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive, PO Box 1089

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

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO CPF XIX Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary was to be merged with and into the Partnership, with the Partnership as the surviving entity (the “Merger”). On December 29, 2011, AIMCO Properties, L.P. decided to not proceed with the merger and terminated the Merger Agreement. There were no penalties incurred in connection with the termination.

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

Item 1A.    Risk Factors

Not applicable.

Item 2.     Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership	Use

Lakeside at Vinings Mountain	12/83	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	220 units

Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments)	02/84	Fee ownership subject to	Apartment
Phoenix, Arizona (1)		first, second, third	336 units
and fourth mortgages

The Peak at Vinings Mountain	04/84	Fee ownership subject to	Apartment
Atlanta, Georgia		first mortgage	280 units

Tamarind Bay Apartments	07/84	Fee ownership subject to	Apartment
St. Petersburg, FL		first and second	200 units
mortgages

(1)   On January 26, 2012, the Partnership entered into a sale contract with a third party relating to the sale of Greenspoint at Paradise Valley. The sale is projected to close during the second quarter of 2012 with a purchase price of approximately $29,750,000. The Partnership has determined that certain held for sale criteria have not been met at December 31, 2011 and therefore continues to report the assets and liabilities of Greenspoint at Paradise Valley as held for investment and its operations as continuing operations.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation

Life

				Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakeside at Vinings
Mountain	$26,227	$18,190	5-30 yrs	S/L	$ 7,290
Greenspoint at Paradise
Valley	24,471	17,006	5-30 yrs	S/L	5,366
The Peak at Vinings
Mountain	30,605	20,282	5-30 yrs	S/L	9,353
Tamarind Bay Apartments	11,597	8,266	5-30 yrs	S/L	3,307
	$92,900	$63,744			$25,316

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2011	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Lakeside at Vinings Mountain
1st mortgage	$14,883	5.53%	30 yrs	06/01/21	$12,405
Greenspoint at Paradise Valley (formerly known as Greenspoint Apartments)
Valley
1st mortgage	9,362	5.31%	25 yrs	05/01/17(3)	7,526
2nd mortgage	2,813	5.79%	25 yrs	05/01/17(3)	2,413
3rd mortgage	1,642	5.82%	25 yrs	05/01/17(3)	1,408
4th mortgage	1,642	5.82%	25 yrs	05/01/17(3)	1,408
The Peak at Vinings Mountain
1st mortgage	15,724	5.54%	30 yrs	06/01/21	13,109
Tamarind Bay Apartments
1st mortgage	3,783	7.11%	30 yrs	09/01/21	2,993
2nd mortgage	2,961	6.31%	30 yrs	09/01/21	2,430
	$52,810				$43,692

(1)   Fixed rate mortgages.

(2)   See “Note B – Mortgage Notes Payable” to the financial statements included in “Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

(3)   The mortgage lender can exercise a call option on May 1, 2012 and every fifth anniversary thereafter. The mortgage lender declined to exercise its option to call the mortgages on May 1, 2012. The Partnership anticipates the mortgage lender to exercise its option to call the mortgages due in full on the next call date of May 1, 2017. The first mortgage has a stated maturity of June 1, 2030.  The second, third and fourth mortgages have a stated maturity of October 1, 2033.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Lakeside at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,170,000, with a new mortgage loan in the principal amount of $14,982,000. The new loan bears interest at a rate of 5.53% per annum and requires monthly payments of principal and interest of approximately $85,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $12,405,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $482,000 during the year ended December 31, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $189,000 and are included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering The Peak at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,861,000, with a new mortgage loan in the principal amount of $15,828,000. The new loan bears interest at a rate of 5.54% per annum and requires monthly payments of principal and interest of approximately $90,000 beginning on July 1, 2011, through the June 1, 2021 maturity date. The new mortgage loan has a balloon payment of approximately $13,109,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $515,000 during the year ended December 31, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $201,000 and are included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2011 and 2010 for each property were as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2011	2010	2011	2010
Lakeside at Vinings Mountain	$11,464	$10,935	97%	97%
Greenspoint at Paradise Valley	8,249	8,012	96%	96%
The Peak at Vinings Mountain	10,642	9,998	97%	97%
Tamarind Bay Apartments	7,803	7,895	95%	96%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2011 for each property were as follows:

	2011	2011
	Billing	Rate
	(in thousands)
Lakeside at Vinings Mountain	$ 161	3.03%
Greenspoint at Paradise Valley	207	1.09%
The Peak at Vinings Mountain	203	3.03%
Tamarind Bay Apartments	141	2.11%

Capital Improvements

Lakeside at Vinings Mountain

During the year ended December 31, 2011, the Partnership completed approximately $300,000 of capital improvements at Lakeside at Vinings Mountain, which consisted primarily of parking area improvements, floor covering replacement, and reconstruction resulting from the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the year ended December 31, 2011, the Partnership completed approximately $438,000 of capital improvements at Greenspoint at Paradise Valley, which consisted primarily of roof replacement, HVAC improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the year ended December 31, 2011, the Partnership completed approximately $379,000 of capital improvements at The Peak at Vinings Mountain, which consisted primarily of computer equipment, parking area improvements, floor covering replacement and reconstruction resulting from the casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the year ended December 31, 2011, the Partnership completed approximately $88,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

None.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units (the “Units”) aggregating $89,292,000. The Partnership had 89,235 Units outstanding held by 2,873 limited partners of record at December 31, 2011. Affiliates of the Managing General Partner owned 60,711.66 Units or 68.04% at December 31, 2011. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions during the years ended December 31, 2011 and 2010. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2011, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2012 or for the foreseeable future. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 60,711.66 Units in the Partnership representing 68.04% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.04% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

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

Results of Operations

The Partnership’s net loss for the years ended December 31, 2011 and 2010 was approximately $6,492,000 and $6,247,000, respectively. The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues and the recognition of casualty gains during 2011.

Total expenses increased due to the recognition of loss on early extinguishment of debt associated with the payoff of the existing mortgages encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain in May 2011, partially offset by decreases in operating, general and administrative, depreciation and property tax expenses. Interest expense remained relatively constant for the year ended December 31, 2011. Operating expenses decreased primarily due to decreases in payroll and related benefits at all of the Partnership’s investment properties, marketing expenses at three properties and contract services at The Peak at Vinings Mountain and Lakeside at Vinings Mountain, partially offset by increases in rental software maintenance expense at all four properties and utility expenses at three properties. Depreciation expense decreased due to assets becoming fully depreciated at three properties during the fourth quarter of 2010 and the first and second quarters of 2011. The decrease in property tax expense is primarily due to a decrease in the assessed value of all of the Partnership’s investment properties.

General and administrative expenses decreased due to a decrease in management reimbursements charged by the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2011 and 2010 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income. The increase in rental income is due to increases in the average rental rate at three of the Partnership’s investment properties, partially offset by decreases in occupancy and the average rental rate at Tamarind Bay Apartments. Other income increased primarily due to increases in resident utility reimbursements at Tamarind Bay Apartments and Greenspoint at Paradise Valley and parking income at Greenspoint at Paradise Valley.

In April 2011, The Peak at Vinings Mountain sustained damages of approximately $61,000 and clean up costs of approximately $24,000 as a result of a severe storm. During the year ended December 31, 2011, the Partnership received approximately $82,000 in insurance proceeds, which included approximately $21,000 for clean up costs, which are included in operating expenses. The Partnership recognized a casualty gain of approximately $59,000 during the year ended December 31, 2011 as a result of the write off of undepreciated damaged assets of approximately $2,000.

In April 2011, Lakeside at Vinings Mountain sustained damages of approximately $10,000 and clean up costs of approximately $16,000 as a result of a severe storm. During the year ended December 31, 2011, the Partnership received approximately $24,000 in insurance proceeds, which included approximately $14,000 for clean up costs, which are included in operating expenses. The Partnership recognized a casualty gain of approximately $10,000 during the year ended December 31, 2011 as the damaged assets were fully depreciated at the time of the casualty.

Liquidity and Capital Resources

At December 31, 2011, the Partnership had cash and cash equivalents of approximately $453,000, compared to approximately $231,000 at December 31, 2010. Cash and cash equivalents increased approximately $222,000 due to approximately $1,398,000 of cash provided by operating activities, partially offset by approximately $1,052,000 and $124,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  Cash used in financing activities consisted of repayment of the mortgage notes payable encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain, repayment of advances from an affiliate, prepayment penalties paid, loan costs paid and principal payments on the mortgages encumbering the Partnership’s investment properties, partially offset by proceeds from the refinancing of the mortgage notes payable encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain and advances received from an affiliate of the Managing General Partner.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, this credit limit was exceeded. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $1,136,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain and real estate taxes at three of the Partnership’s investment properties. During the year ended December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $710,000 to fund operations at all four of the Partnership’s investment properties and loan application deposits at two investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2011 ranged from 3.75% to 5.25%. Interest expense was approximately $478,000 and $852,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership repaid approximately $12,565,000 and $1,412,000, respectively, of advances and accrued interest with refinancing proceeds and cash from operations. At December 31, 2011 and 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $6,344,000 and $17,295,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements and repayment of advances from affiliates) of the Partnership.  On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Lakeside at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,170,000, with a new mortgage loan in the principal amount of $14,982,000. The new loan bears interest at a rate of 5.53% per annum and requires monthly payments of principal and interest of approximately $85,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $12,405,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $482,000 during the year ended December 31, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $189,000 and are included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering The Peak at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,861,000, with a new mortgage loan in the principal amount of $15,828,000. The new loan bears interest at a rate of 5.54% per annum and requires monthly payments of principal and interest of approximately $90,000 beginning on July 1, 2011, through the June 1, 2021 maturity date. The new mortgage loan has a balloon payment of approximately $13,109,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $515,000 during the year ended December 31, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $201,000 and are included in other assets on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,744,000 matures in September 2021 at which time balloon payments of approximately $5,423,000 are required. The mortgage indebtedness encumbering Greenspoint at Paradise Valley of approximately $15,549,000 has stated maturity dates between 2030 and 2033, but are callable by the lender in May 2012 and every fifth anniversary thereafter. The lender declined to exercise its option to call the mortgages on May 1, 2012. The next call date is May 1, 2017, at which time balloon payments of approximately $12,755,000 will be required if the lender exercises the option. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the years ended December 31, 2011 and 2010. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. Given the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2011, it is not expected that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2012 or for the foreseeable future.

On January 26, 2012, the Partnership entered into a sale contract with a third party relating to the sale of Greenspoint at Paradise Valley. The sale is projected to close during the second quarter of 2012 with a purchase price of approximately $29,750,000. The Partnership has determined that certain held for sale criteria have not been met at December 31, 2011 and therefore continues to report the assets and liabilities of Greenspoint at Paradise Valley as held for investment and its operations as continuing operations.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

 Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XIX, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2011 and 2010

      Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners' Deficit - Years ended December 31, 2011 and 2010

      Statements of Cash Flows - Years ended December 31, 2011 and 2010

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XIX, LP

We have audited the accompanying balance sheets of Century Properties Fund XIX, LP as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XIX, LP at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 16, 2012

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

(in thousands)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$ 453	$ 231
Receivables and deposits	283	315
Other assets	758	776
Investment properties:
Land	5,565	5,565
Buildings and related personal property	87,335	92,297
Total investment property	92,900	97,862
Less accumulated depreciation	(63,744)	(62,160)
Investment property, net	29,156	35,702
Total assets	$ 30,650	$ 37,024

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 156	$ 145
Tenant security deposit liabilities	265	266
Due to affiliates	6,715	17,587
Accrued property taxes	103	91
Other liabilities	707	528
Mortgage notes payable	52,810	42,021
Total liabilities	60,756	60,638

Partners' Deficit
General partner	(10,789)	(10,023)
Limited partners	(19,317)	(13,591)
Total partners’ deficit	(30,106)	(23,614)
Total liabilities and partners’ deficit	$ 30,650	$ 37,024

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2011	2010
Revenues:
Rental income	$ 9,386	$ 9,150
Other income	1,271	1,158
Total revenues	10,657	10,308

Expenses:
Operating	4,129	4,241
General and administrative	335	356
Depreciation	7,747	7,881
Interest	3,384	3,350
Property taxes	626	727
Loss on early extinguishment of debt	997	--
Total expenses	17,218	16,555

Casualty gain	69	--

Net loss	$ (6,492)	$ (6,247)

Net loss allocated to general partner (11.8%)	$ (766)	$ (737)
Net loss allocated to limited partners (88.2%)	$ (5,726)	$ (5,510)

Net loss per limited partnership unit	$ (64.14)	$ (61.72)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	General	Limited

Partner

Partners

			Total

Partners’ deficit
at December 31, 2009	$ (9,286)	$ (8,081)	$(17,367)

Net loss for the year ended
December 31, 2010	(737)	(5,510)	(6,247)

Partners' deficit at
December 31, 2010	(10,023)	(13,591)	(23,614)

Net loss for the year ended
December 31, 2011	(766)	(5,726)	(6,492)

Partners' deficit at
December 31, 2011	$(10,789)	$(19,317)	$(30,106)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (6,492)	$ (6,247)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	7,747	7,881
Amortization of loan costs	118	169
Loss on early extinguishment of debt	997	--
Casualty gain	(69)	--
Change in accounts:
Receivables and deposits	32	(32)
Other assets	48	(60)
Accounts payable	(69)	16
Tenant security deposit liabilities	(1)	6
Accrued property taxes	12	13
Other liabilities	179	60
Due to affiliates	(1,104)	821
Net cash provided by operating activities	1,398	2,627

Cash flows from investing activities:
Property improvements and replacements	(1,125)	(737)
Insurance proceeds received	73	--
Net cash used in investing activities	(1,052)	(737)

Cash flows from financing activities:
Payments on mortgage notes payable	(990)	(1,269)
Repayment of mortgage notes payable	(19,031)	--
Proceeds from mortgage notes payable	30,810	--
Advances from affiliate	1,136	710
Repayment of advances from affiliate	(10,904)	(1,232)
Prepayment penalties paid	(755)	--
Loan costs paid	(390)	--
Net cash used in financing activities	(124)	(1,791)

Net increase in cash and cash equivalents	222	99
Cash and cash equivalents at beginning of the year	231	132
Cash and cash equivalents at end of the year	$ 453	$ 231
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,390	$ 2,499
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 106	$ 26

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note A - Organization and Summary of Significant Accounting Policies

Organization

Century Properties Fund XIX, LP (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes.  At December 31, 2011, the Partnership operated four residential apartment complexes located throughout the United States. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. The capital contributions of $89,292,000 ($1,000 per unit) were made by the limited partners, including 100 Limited Partnership Units purchased by FCMC. The term of the Partnership is scheduled to expire on December 31, 2024.

On July 28, 2011, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership and AIMCO CPF XIX Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Merger Subsidiary was to be merged with and into the Partnership, with the Partnership as the surviving entity (the “Merger”). On December 29, 2011, AIMCO Properties, L.P. decided to not proceed with the merger and terminated the Merger Agreement.

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

Abandoned Units

During the years ended December 31, 2011 and 2010, the number of limited partnership units (the “Units”) decreased by 39 and 2 Units, respectively, due to limited partners abandoning their Units. At December 31, 2011 and 2010, the Partnership had outstanding 89,235 and 89,274 Units, respectively. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Loss Per Limited Partnership Unit

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 89,274 and 89,276 Units for the years ended December 31, 2011 and 2010, respectively.

Allocation of Income, Loss and Distribution

Net income, net loss and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable.  At December 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $58,131,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $228,000 and $83,000 at December 31, 2011 and 2010, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2011 and 2010. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2011 and 2010.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $228,000 and $241,000 for the years ended December 31, 2011 and 2010, respectively,are included in operating expense.

Deferred Costs

Loan costs of approximately $864,000 and $1,159,000 at December 31, 2011 and 2010, respectively, less accumulated amortization of approximately $328,000 and $653,000, respectively, are included in other assets. The loan costs are amortized over the terms of the related loan agreements and with respect to Greenspoint at Paradise Valley, through the first call date in May of 2012. The total amortization expense for the years ended December 31, 2011 and 2010 was approximately $118,000 and $169,000, respectively, and is included in interest expense. Amortization expense is expected to be approximately $69,000 for 2012 and approximately $55,000 for each of the years 2013 through 2016.

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

Note B - Mortgage Notes Payable

	Principal Balance At December 31,		Monthly			Principal
			Payment	Stated		Balance
			Including	Interest	Maturity	Due At
Property	2011	2010	Interest	Rate (1)	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Lakeside at Vinings
Mountain
1st mortgage	$14,883	$ 5,449	$ 85	5.53%	06/01/21	$12,405
2nd mortgage	--	3,848	--	--	--	--
Greenspoint at
Paradise Valley
1st mortgage	9,362	9,652	66	5.31%	05/01/17(2)	7,526
2nd mortgage	2,813	2,876	19	5.79%	05/01/17(2)	2,413
3rd mortgage	1,642	1,678	11	5.82%	05/01/17(2)	1,408
4th mortgage	1,642	1,678	11	5.82%	05/01/17(2)	1,408
The Peak at Vinings
Mountain
1st mortgage	15,724	6,154	90	5.54%	06/01/21	13,109
2nd mortgage	--	3,848	--	--	--	--
Tamarind Bay
Apartments
1st mortgage	3,783	3,839	27	7.11%	09/01/21	2,993
2nd mortgage	2,961	2,999	19	6.31%	09/01/21	2,430
	$52,810	$42,021	$ 328			$43,692

(1)   Fixed rate mortgages.

(2)   The mortgage lender can exercise a call option on May 1, 2012 and every fifth anniversary thereafter. The mortgage lender declined to exercise its option to call the mortgages on May 1, 2012. The Partnership anticipates the mortgage lender to exercise its option to call the mortgages due in full on the next call date of May 1, 2017. The first mortgage has a stated maturity date of June 1, 2030.  The second, third and fourth mortgages have a stated maturity of October 1, 2033.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Lakeside at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,170,000, with a new mortgage loan in the principal amount of $14,982,000. The new loan bears interest at a rate of 5.53% per annum and requires monthly payments of principal and interest of approximately $85,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $12,405,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $482,000 during the year ended December 31, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $189,000 and are included in other assets.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering The Peak at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,861,000, with a new mortgage loan in the principal amount of $15,828,000. The new loan bears interest at a rate of 5.54% per annum and requires monthly payments of principal and interest of approximately $90,000 beginning on July 1, 2011, through the June 1, 2021 maturity date. The new mortgage loan has a balloon payment of approximately $13,109,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $515,000 during the year ended December 31, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $201,000 and are included in other assets.

The mortgage notes payable are non-recourse and are secured by a pledge of the Partnership’s investment properties and by a pledge of revenues from the respective investment properties.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2011 are as follows (in thousands):

2012	$ 973
2013	1,029
2014	1,089
2015	1,152
2016	1,219
Thereafter	47,348
$52,810

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss for the years ended December 31, 2011 and 2010 (in thousands, except per unit data):

	2011	2010
Net loss as reported	$ (6,492)	$ (6,247)
Add (deduct):
Depreciation differences	3,561	2,698
Unearned income	(24)	3
Other	84	52
Federal taxable loss	$ (2,871)	$ (3,494)

Federal taxable loss per limited partnership unit	$ (28.36)	$ (34.51)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2011	2010
Net liabilities as reported	$(30,106)	$(23,614)
Land and buildings	4,142	(1,990)
Accumulated depreciation	(7,602)	(5,027)
Deferred sales commission	7,947	7,947
Syndication and distribution costs	4,451	4,451
Other	413	348
Net liabilities - Federal tax basis	$(20,755)	$(17,885)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $528,000 and $506,000 for the years ended December 31, 2011 and 2010, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $125,000 and $139,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses. At December 31, 2011 and 2010, approximately $371,000 and $292,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2011 and 2010, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, this credit limit was exceeded. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $1,136,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain and real estate taxes at three of the Partnership’s investment properties. During the year ended December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $710,000 to fund operations at all four of the Partnership’s investment properties and loan application deposits at two investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2011 ranged from 3.75% to 5.25%. Interest expense was approximately $478,000 and $852,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership repaid approximately $12,565,000 and $1,412,000, respectively, of advances and accrued interest with refinancing proceeds and cash from operations. At December 31, 2011 and 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $6,344,000 and $17,295,000, respectively, and are included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2011 and 2010, the Partnership paid Aimco and its affiliates approximately $159,000 and $218,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 60,711.66 Units in the Partnership representing 68.04% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.04% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Lakeside at Vinings
Mountain	$14,883	$ 1,206	$10,980	$14,041
Greenspoint at Paradise
Valley	15,459	2,165	11,199	11,107
The Peak at Vinings
Mountain	15,724	1,632	12,321	16,652
Tamarind Bay Apartments	6,744	634	6,485	4,478
	$52,810	$ 5,637	$40,985	$46,278

	Gross Amount At Which Carried
	At December 31, 2011
	(in thousands)

		Buildings
		and Related
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
				(in thousands)

Lakeside at Vinings
Mountain	$1,206	$25,021	$26,227	$18,190	1983	12/83	5-30 yrs
Greenspoint at Paradise
Valley	2,140	22,331	24,471	17,006	1984	2/84	5-30 yrs
The Peak at Vinings
Mountain	1,632	28,973	30,605	20,282	1982	4/84	5-30 yrs
Tamarind Bay
Apartments	587	11,010	11,597	8,266	1981	7/84	5-30 yrs
	$5,565	$87,335	$92,900	$63,744

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2011	2010
	(in thousands)
Investment Properties
Balance at beginning of year	$ 97,862	$ 97,156
Property improvements	1,205	706
Retirement of assets	(6,137)	--
Disposal of assets	(30)	--
Balance at end of year	$ 92,900	$ 97,862

Accumulated Depreciation
Balance at beginning of year	$ 62,160	$ 54,279
Additions charged to expense	7,747	7,881
Retirement of assets	(6,137)	--
Disposal of assets	(26)	--
Balance at end of year	$ 63,744	$ 62,160

During the year ended December 31, 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $6,137,000 and accumulated depreciation of approximately $6,137,000.

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2011 and 2010 is approximately $97,042,000 and $95,872,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2011 and 2010 is approximately $71,346,000 and $67,187,000, respectively.

Note F - Casualty Events

In April 2011, The Peak at Vinings Mountain sustained damages of approximately $61,000 and clean up costs of approximately $24,000 as a result of a severe storm. During the year ended December 31, 2011, the Partnership received approximately $82,000 in insurance proceeds, which included approximately $21,000 for clean up costs, which are included in operating expenses. The Partnership recognized a casualty gain of approximately $59,000 during the year ended December 31, 2011 as a result of the write off of undepreciated damaged assets of approximately $2,000.

In April 2011, Lakeside at Vinings Mountain sustained damages of approximately $10,000 and clean up costs of approximately $16,000 as a result of a severe storm. During the year ended December 31, 2011, the Partnership received approximately $24,000 in insurance proceeds, which included approximately $14,000 for clean up costs, which are included in operating expenses. The Partnership recognized a casualty gain of approximately $10,000 during the year ended December 31, 2011 as the damaged assets were fully depreciated at the time of the casualty.

Note G - Contingencies

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

Note H – Subsequent Event

On January 26, 2012, the Partnership entered into a sale contract with a third party relating to the sale of Greenspoint at Paradise Valley. The sale is projected to close during the second quarter of 2012 with a purchase price of approximately $29,750,000. The Partnership has determined that certain held for sale criteria have not been met at December 31, 2011 and therefore continues to report the assets and liabilities of Greenspoint at Paradise Valley as held for investment and its operations as continuing operations.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	40	Director and Senior Vice President
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Partnership as of December 31, 2011.

Entity	Number of Units	Percent of Total

AIMCO IPLP, L.P.	25,228.66	28.28%
(an affiliate of Aimco)
Fox Capital Management Corporation	100.00	0.11%
(an affiliate of Aimco)
IPLP Acquisition I, LLC	4,892.00	5.48%
(an affiliate of Aimco)
AIMCO Properties, L.P.	30,491.00	34.17%
(an affiliate of Aimco)

AIMCO IPLP, L.P. Fox Capital Management Corporation and IPLP Acquisition I, LLC are indirectly ultimately owned by Aimco. Their business address is 80 International Drive, Greenville, South Carolina 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $528,000 and $506,000 for the years ended December 31, 2011 and 2010, respectively, which are included in operating expenses on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $125,000 and $139,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses. At December 31, 2011 and 2010, approximately $371,000 and $292,000, respectively, of reimbursements were due to the Managing General Partner and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2011 and 2010, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2010, this credit limit was exceeded. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $1,136,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain and real estate taxes at three of the Partnership’s investment properties. During the year ended December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $710,000 to fund operations at all four of the Partnership’s investment properties, and loan application deposits at two investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rates on outstanding advances at December 31, 2011 ranged from 3.75% to 5.25%. Interest expense was approximately $478,000 and $852,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership repaid approximately $12,565,000 and $1,412,000, respectively, of advances and accrued interest with refinancing proceeds and cash from operations. At December 31, 2011 and 2010, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $6,344,000 and $17,295,000, respectively, and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2011 and 2010, the Partnership paid Aimco and its affiliates approximately $159,000 and $218,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 60,711.66 Units in the Partnership representing 68.04% of the outstanding Units at December 31, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.04% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $57,000 and $61,000 for 2011 and 2010, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $11,000 for both 2011 and 2010.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2011 and 2010.

Statements of Operations for the years ended December 31, 2011 and 2010.

Statements of Changes in Partners' Deficit for the years ended December 31, 2011 and 2010.

Statements of Cash Flows for the years ended December 31, 2011 and 2010.

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

Date: March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 16, 2012
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 16, 2012
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 16, 2012
Stephen B. Waters	Accounting

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

10.52         Purchase and Sale Contract between Century Properties Fund XIX, LP, a Delaware limited partnership, and Hamilton Zanze & Company, a California corporation (incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 26, 2012).

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

101           XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XIX, LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)           As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.