Form 10-Q
period 2012-03-31
CENTURY PROPERTIES FUND XIX
filed 2012-05-11
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

(Unaudited)

 (in thousands)

	March 31,	December 31,
	2012	2011

Assets
Cash and cash equivalents	$ 7,617	$ 453
Receivables and deposits	120	179
Other assets	843	744
Investment properties:
Land	3,425	3,425
Buildings and related personal property	65,245	65,004
Total investment property	68,670	68,429
Less accumulated depreciation	(48,138)	(46,738)
Investment property, net	20,532	21,691
Assets held for sale	--	7,583
Total assets	$ 29,112	$ 30,650

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 197	$ 156
Tenant security deposit liabilities	165	161
Accrued property taxes	126	--
Other liabilities	578	636
Due to affiliates	--	6,715
Mortgage notes payable	37,223	37,351
Liabilities related to assets held for sale	--	15,737
Total liabilities	38,289	60,756

Partners' Deficit
General partner	(8,136)	(10,789)
Limited partners	(1,041)	(19,317)
Total partners’ deficit	(9,177)	(30,106)
Total liabilities and partners’ deficit	$ 29,112	$ 30,650

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	T Three Months
	Ended March 31,
	2012	2011
Revenues:
Rental income	$ 1,779	$ 1,662
Other income	221	203
Total revenues	2,000	1,865

Expenses:
Operating	694	665
General and administrative	76	85
Depreciation	1,400	1,434
Interest	625	600
Property taxes	126	135
Total expenses	2,921	2,919

Loss from continuing operations	(921)	(1,054)
Loss from discontinued operations	(464)	(315)
Gain from sale of discontinued operations	22,314	--
Net income (loss)	$20,929	$(1,369)

Net income (loss) allocated to
general partner	$ 2,653	$ (162)
Net income (loss) allocated to
limited partners	$18,276	$(1,207)

Per limited partnership unit:
Loss from continuing operations	$ (9.10)	$(10.41)
Loss from discontinued operations	(4.58)	(3.11)
Gain from sale of discontinued operations	218.49	--
Net income (loss) per limited partnership unit	$204.81	$(13.52)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2011	$(10,789)	$(19,317)	$(30,106)

Net income for the three months
ended March 31, 2012	2,653	18,276	20,929

Partners' deficit at March 31, 2012	$ (8,136)	$ (1,041)	$ (9,177)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ 20,929	$(1,369)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,914	1,944
Amortization of loan costs	23	42
Gain from sale of discontinued operations	(22,314)	--
Loss on early extinguishment of debt	4	--
Change in accounts:
Receivables and deposits	163	11
Other assets	(112)	(124)
Accounts payable	117	(40)
Tenant security deposit liabilities	(100)	--
Accrued property taxes	23	182
Other liabilities	(180)	(33)
Due to affiliates	(942)	233
Net cash provided by (used in) operating activities	(475)	846

Cash flows from investing activities:
Insurance proceeds received	--	1
Property improvements and replacements	(433)	(118)
Proceeds from sale of discontinued operations	29,432	--
Net cash provided by (used in) investing activities	28,999	(117)

Cash flows from financing activities:
Payments on mortgage notes payable	(238)	(332)
Repayment of mortgage notes payable	(15,349)	--
Mortgage refinancing commitment fees	--	(651)
Repayment of advances from affiliate	(5,773)	(357)
Advances from affiliate	--	651
Net cash used in financing activities	(21,360)	(689)

Net increase in cash and cash equivalents	7,164	40
Cash and cash equivalents at beginning of period	453	231
Cash and cash equivalents at end of period	$ 7,617	$ 271

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,489	$ 600

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 45	$ --

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIX, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

At March 31, 2012 and December 31, 2011, the Partnership had outstanding 89,235 limited partnership units.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying statements of operations for the three months ended March 31, 2011 have been restated to reflect the operations of Greenspoint at Paradise Valley as loss from discontinued operations and the accompanying balance sheet as of December 31, 2011 has also been restated to reflect the respective assets and liabilities of Greenspoint at Paradise Valley as held for sale due to its sale on March 29, 2012 (see “Note D”).

The following table presents summarized results of operations of Greenspoint at Paradise Valley for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$ 778	$ 768
Expenses	(1,242)	(1,083)
Loss from discontinued operations	$ (464)	$ (315)

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per limited partnership unit (the “Units”) is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. The number of Units used was 89,235 and 89,274 for the three months ended March 31, 2012 and 2011, respectively.

Certain reclassifications have been made to the 2011 balances to conform to the 2012 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $138,000 and $130,000 for the three months ended March 31, 2012 and 2011, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $26,000 and $33,000 for the three months ended March 31, 2012 and 2011, respectively, which is included in general and administrative expenses. At December 31, 2011, approximately $371,000 of reimbursements were due to the Managing General Partner and were included in due to affiliates. There were no such amounts owed at March 31, 2012.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the three months ended March 31, 2012 and 2011, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2011, this credit limit was exceeded. During the three months ended March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $651,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain. There were no such advances made during the three months ended March 31, 2012. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership ranged from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $70,000 and $214,000 for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, the Partnership repaid approximately $6,414,000 and $375,000, respectively, of advances and accrued interest with proceeds from the sale of Greenspoint at Paradise Valley and cash from operations, respectively. At December 31, 2011, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $6,344,000 and are included in due to affiliates. No such amounts were owed at March 31, 2012. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2012, the Partnership was charged by Aimco and its affiliates approximately $106,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2012 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $159,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2011.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At March 31, 2012, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $41,830,000.

Note D – Sale of Investment Property

On March 29, 2012, the Partnership sold Greenspoint at Paradise Valley to a third party for a gross sale price of $29,750,000.  The net proceeds realized by the Partnership were approximately $29,432,000 after payment of closing costs.  The Partnership used approximately $15,349,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $22,314,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations.

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws for the proper operation of the disposal facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be responsible for environmental liabilities or costs associated with its properties.

Note F – Subsequent Event

Subsequent to March 31, 2012, the Partnership distributed approximately $6,811,000 (approximately $6,675,000 to the limited partners, or $74.80 per limited partnership unit) from proceeds from the sale of Greenspoint at Paradise Valley.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2012 and 2011:

	Average Occupancy
Property	2012	2011

Tamarind Bay Apartments (1)	95%	98%
St. Petersburg, Florida
The Peak at Vinings Mountain	98%	98%
Atlanta, Georgia
Lakeside at Vinings Mountain	97%	97%
Atlanta, Georgia

(1)   The Managing General Partner attributes the decrease in occupancy at Tamarind Bay Apartments to poor economic conditions in the St. Petersburg area.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2012 was approximately $20,929,000, compared to net loss of approximately $1,369,000 for the three months ended March 31, 2011. The statement of operations for the three months ended March 31, 2011 has been restated to reflect the operations of Greenspoint at Paradise Valley as loss from discontinued operations and the balance sheet as of December 31, 2011 has also been restated to reflect the respective assets and liabilities of Greenspoint at Paradise Valley as held for sale due to its sale on March 29, 2012.

The following table presents summarized results of operations of Greenspoint at Paradise Valley for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$ 778	$ 768
Expenses	(1,242)	(1,083)
Loss from discontinued operations	$ (464)	$ (315)

On March 29, 2012, the Partnership sold Greenspoint at Paradise Valley to a third party for a gross sale price of $29,750,000.  The net proceeds realized by the Partnership were approximately $29,432,000 after payment of closing costs.  The Partnership used approximately $15,349,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $22,314,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations.

The Partnership’s loss from continuing operations for the three months ended March 31, 2012 and 2011 was approximately $921,000 and $1,054,000, respectively.  The decrease in loss from continuing operations is primarily due to an increase in total revenues. Total expenses remained relatively constant for the comparable periods.

Total revenues increased due to increases in both rental and other income.  Rental income increased primarily due to an increase in the average rental rate at all of the Partnership’s investment properties, partially offset by a decrease in occupancy at Tamarind Bay Apartments. Other income increased primarily due to increases in lease cancellation fees at The Peak at Vinings Mountain.

Total expenses remained relatively constant as increases in operating and interest expenses were substantially offset by decreases in general and administrative, depreciation and property tax expenses. Operating expenses increased primarily due to multiple minor casualties and minor mold remediation at The Peak at Vinings Mountain during the three months ended March 31, 2012. Interest expense increased due to a higher average debt balance as a result of the May 2011 refinancing of the mortgages encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain, partially offset by a decrease in interest on advances from AIMCO Properties, L.P., as a result of a lower average outstanding advance balance. Depreciation expense decreased due to assets becoming fully depreciated at Tamarind Bay Apartments during the second quarter of 2011. The decrease in property tax expense is primarily due to a decrease in the assessed value of all of the Partnership’s investment properties.

The decrease in general and administrative expenses is primarily due to a decrease in management reimbursements charged by an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2012 and 2011 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2012, the Partnership had cash and cash equivalents of approximately $7,617,000, compared to approximately $453,000 at December 31, 2011.  Cash and cash equivalents increased approximately $7,164,000 due to approximately $28,999,000 of cash provided by investing activities, partially offset by approximately $21,360,000 and $475,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds from the sale of Greenspoint at Paradise Valley, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage notes encumbering Greenspoint at Paradise Valley, repayment of advances from an affiliate of the Managing General Partner, and principal payments made on the mortgages encumbering the Partnership’s investment properties.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2011, this credit limit was exceeded. During the three months ended March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $651,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain. There were no such advances made during the three months ended March 31, 2012. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership ranged from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $70,000 and $214,000 for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, the Partnership repaid approximately $6,414,000 and $375,000, respectively, of advances and accrued interest with proceeds from the sale of Greenspoint at Paradise Valley and cash from operations, respectively. At December 31, 2011, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $6,344,000 and are included in due to affiliates. No such amounts were owed at March 31, 2012. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

Lakeside at Vinings Mountain

During the three months ended March 31, 2012, the Partnership completed approximately $95,000 of capital improvements at Lakeside at Vinings Mountain, which consisted primarily of interior upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the three months ended March 31, 2012, the Partnership completed approximately $131,000 of capital improvements at Greenspoint at Paradise Valley, which consisted primarily of sewer upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Greenspoint at Paradise Valley to a third party on March 29, 2012.

The Peak at Vinings Mountain

During the three months ended March 31, 2012, the Partnership completed approximately $137,000 of capital improvements at The Peak at Vinings Mountain, which consisted primarily of HVAC upgrades, structural improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the three months ended March 31, 2012, the Partnership completed approximately $9,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership.  On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Lakeside at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,170,000, with a new mortgage loan in the principal amount of $14,982,000. The new loan bears interest at a rate of 5.53% per annum and requires monthly payments of principal and interest of approximately $85,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $12,405,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $189,000 and are included in other assets.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering The Peak at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,861,000, with a new mortgage loan in the principal amount of $15,828,000. The new loan bears interest at a rate of 5.54% per annum and requires monthly payments of principal and interest of approximately $90,000 beginning on July 1, 2011, through the June 1, 2021 maturity date. The new mortgage loan has a balloon payment of approximately $13,109,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $201,000 and are included in other assets. The mortgage indebtedness encumbering Tamarind Bay Apartments of approximately $6,720,000 matures in September 2021 at which time balloon payments of approximately $5,423,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2012 and 2011. Subsequent to March 31, 2012, the Partnership distributed approximately $6,811,000 (approximately $6,675,000 to the limited partners, or $74.80 per limited partnership unit) from proceeds from the sale of Greenspoint at Paradise Valley. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners in 2012 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.04% of the outstanding Units at March 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.04% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

CENTURY PROPERTIES FUND XIX, LP

By: FOX PARTNERS II
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 11, 2012	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 11, 2012	By: /s/Stephen B. Waters
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

101           XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XIX, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)           As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.