Form 10-Q
period 2012-09-30
CENTURY PROPERTIES FUND XIX
filed 2012-11-13
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

(Unaudited)

(in thousands)

	September 30,	December 31,
	2012	2011

Assets:
Cash and cash equivalents	$ 3,087	$ 453
Receivables and deposits	88	138
Other assets	441	589
Investment properties:
Land	2,838	2,838
Buildings and related personal property	54,522	53,994
Total investment property	57,360	56,832
Less accumulated depreciation	(41,871)	(38,472)
Investment property, net	15,489	18,360
Assets held for sale	--	11,110
Total assets	$ 19,105	$ 30,650

Liabilities and Partners' Deficit:
Liabilities:
Accounts payable	$ 109	$ 156
Tenant security deposit liabilities	123	121
Accrued property taxes	267	--
Other liabilities	537	598
Due to affiliates	--	6,715
Mortgage notes payable	30,291	30,607
Liabilities related to assets held for sale	--	22,559
Total liabilities	31,327	60,756

Partners' Deficit:
General partner	(7,671)	(10,789)
Limited partners	(4,551)	(19,317)
Total partners’ deficit	(12,222)	(30,106)
Total liabilities and partners’ deficit	$ 19,105	$ 30,650

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$ 1,393	$ 1,307	$ 4,177	$ 3,911
Other income	159	145	479	389
Total revenues	1,552	1,452	4,656	4,300

Expenses:
Operating	510	538	1,497	1,480
General and administrative	67	79	213	251
Depreciation	1,207	1,243	3,671	3,735
Interest	430	506	1,368	1,496
Property taxes	89	(27)	267	165
Loss on early extinguishment of debt	--	--	--	997
Total expenses	2,303	2,339	7,016	8,124

Loss from continuing operations	(751)	(887)	(2,360)	(3,824)
Loss from discontinued
operations	(2,909)	(473)	(3,470)	(1,352)
Gain from sale of discontinued
operations	9,106	--	31,435	--
Net income (loss)	$ 5,446	$(1,360)	$25,605	$(5,176)

Net income (loss) allocated to general partner	$ 710	$ (160)	$ 3,273	$ (611)
Net income (loss) allocated to limited partners	$ 4,736	$(1,200)	$22,332	$(4,565)

Per limited partnership unit:
Loss from continuing operations	$ (7.41)	$ (8.77)	$(23.32)	$(37.78)
Loss from discontinued
operations	(28.76)	(4.67)	(34.30)	(13.35)
Gain from sale of discontinued
operations	89.24	--	307.88	--

Net income (loss) per limited partnership unit	$ 53.07	$(13.44)	$250.26	$(51.13)

Distributions per limited partnership unit	$ 4.83	$ --	$ 84.79	$ --

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2011	$(10,789)	$(19,317)	$(30,106)

Distributions to partners	(155)	(7,566)	(7,721)

Net income for the nine months
ended September 30, 2012	3,273	22,332	25,605

Partners' deficit at September 30, 2012	$ (7,671)	$ (4,551)	$(12,222)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ 25,605	$ (5,176)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	4,617	5,777
Amortization of loan costs	51	92
Gain from sale of discontinued operations	(31,435)	--
Loss on early extinguishment of debt	2,701	997
Change in accounts:
Receivables and deposits	195	(22)
Other assets	118	10
Accounts payable	22	(41)
Tenant security deposit liabilities	(142)	(4)
Accrued property taxes	164	422
Other liabilities	(237)	109
Due to affiliates	(942)	(1,160)
Net cash provided by operating activities	717	1,004

Cash flows from investing activities:
Insurance proceeds received	--	2
Property improvements and replacements	(1,022)	(619)
Proceeds from sale of discontinued operations	41,505	--
Net cash provided by (used in) investing activities	40,483	(617)

Cash flows from financing activities:
Payments on mortgage notes payable	(500)	(766)
Repayment of mortgage notes payable	(22,019)	(19,031)
Proceeds from mortgage notes payable	--	30,810
Loan costs paid	--	(342)
Prepayment penalties paid	(2,553)	(755)
Repayment of advances from affiliate	(5,773)	(10,904)
Advances from affiliate	--	651
Distributions to partners	(7,721)	--
Net cash used in financing activities	(38,566)	(337)

Net increase in cash and cash equivalents	2,634	50
Cash and cash equivalents at beginning of period	453	231
Cash and cash equivalents at end of period	$ 3,087	$ 281

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,592	$ 3,662

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 52	$ 105

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIX, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

At September 30, 2012 and December 31, 2011, the Partnership had outstanding 89,235 limited partnership units.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying statements of operations for the three and nine months ended September 30, 2011 have been restated to reflect the operations of Greenspoint at Paradise Valley and Tamarind Bay Apartments as loss from discontinued operations and the accompanying balance sheet as of December 31, 2011 has also been restated to reflect the respective assets and liabilities of Greenspoint at Paradise Valley and Tamarind Bay Apartments as held for sale due to their sales on March 29, 2012 and September 28, 2012, respectively (see “Note E”).

The following tables present summarized results of operations for Greenspoint at Paradise Valley and Tamarind Bay Apartments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenues	$ 412	$ 1,218	$ 2,083	$ 3,607
Expenses	(624)	(1,691)	(2,852)	(4,959)
Loss on extinguishment of debt	(2,697)	--	(2,701)	--
Loss from discontinued operations	$(2,909)	$ (473)	$(3,470)	$(1,352)

Net Income (Loss) and Distributions Per Limited Partnership Unit

Net income (loss) per limited partnership unit (the “Units”) is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Distributions per Unit for the three and nine months ended September 30, 2012 was computed by dividing the number of Units outstanding at the beginning of the year. The number of Units used was 89,235 and 89,274 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $336,000 and $392,000 for the nine months ended September 30, 2012 and 2011, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $63,000 and $96,000 for the nine months ended September 30, 2012 and 2011, respectively, which is included in general and administrative expenses. At December 31, 2011, approximately $371,000 of reimbursements were due to the Managing General Partner and were included in due to affiliates. There were no such amounts owed at September 30, 2012.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the nine months ended September 30, 2012 and 2011, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2011, this credit limit was exceeded. During the nine months ended September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $651,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain. There were no such advances made during the nine months ended September 30, 2012. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership ranged from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $70,000 and $409,000 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, the Partnership repaid approximately $6,414,000 and $12,565,000, respectively, of advances and accrued interest with proceeds from the sale of Greenspoint at Paradise Valley, refinancing proceeds and cash from operations. At December 31, 2011, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $6,344,000 and are included in due to affiliates. No such amounts were owed at September 30, 2012. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $492,000 to fund real estate taxes at both of the Partnership’s remaining investment properties.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2012, the Partnership was charged by Aimco and its affiliates approximately $106,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2012 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $159,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2011.

Note C – Refinancing of Mortgage Notes Payable

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Lakeside at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,170,000, with a new mortgage loan in the principal amount of $14,982,000. The new loan bears interest at a rate of 5.53% per annum and requires monthly payments of principal and interest of approximately $85,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $12,405,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $482,000 during the nine months ended September 30, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $189,000, approximately $169,000 of which was incurred during the nine months ended September 30, 2011, and are included in other assets.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering The Peak at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,861,000, with a new mortgage loan in the principal amount of $15,828,000. The new loan bears interest at a rate of 5.54% per annum and requires monthly payments of principal and interest of approximately $90,000 beginning on July 1, 2011, through the June 1, 2021 maturity date. The new mortgage loan has a balloon payment of approximately $13,109,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $515,000 during the nine months ended September 30, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $201,000, approximately $173,000 of which was incurred during the nine months ended September 30, 2011, and are included in other assets.

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At September 30, 2012, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $34,506,000.

Note E – Sale of Investment Properties

On March 29, 2012, the Partnership sold Greenspoint at Paradise Valley to a third party for a gross sale price of $29,750,000. The net proceeds realized by the Partnership were approximately $29,432,000 after payment of closing costs.  The Partnership used approximately $15,349,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $22,329,000 for the nine months ended September 30, 2012, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations.

On September 28, 2012, the Partnership sold Tamarind Bay Apartments to a third party for a gross sale price of $12,750,000.  The net proceeds realized by the Partnership were approximately $12,073,000 after payment of closing costs and a credit for approximately $381,000 to the purchaser for capital improvements. The Partnership used approximately $6,670,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $9,106,000 for the three and nine months ended September 30, 2012, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,697,000 due to the write off of unamortized loan costs of approximately $144,000 and the payment of a prepayment penalty of approximately $2,553,000, which is included in loss from discontinued operations.

Note F – Distributions

The Partnership distributed the following amounts during the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30, 2012	Per Limited Partnership Unit	Nine Months Ended September 30, 2011	Per Limited Partnership Unit

Sale (1)	$ 7,721,000	$ 84.79	$ --	$ --

(1)     Proceeds from the March 2012 sale of Greenspoint at Paradise Valley.

Subsequent to September 30, 2012, the Partnership distributed approximately $2,531,000, (approximately $2,480,000 to the limited partners or $27.79 per limited partnership unit) from proceeds from the sale of Tamarind Bay Apartments.

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

Note H – Investment Properties

During the nine months ended September 30, 2012, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $327,000 and accumulated depreciation of approximately $327,000.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2012 and 2011:

	Average Occupancy
Property	2012	2011

The Peak at Vinings Mountain	96%	97%
Atlanta, Georgia
Lakeside at Vinings Mountain	96%	97%
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

Results of Operations

The Partnership’s net income was approximately $5,446,000 for the three months ended September 30, 2012, compared to net loss of approximately $1,360,000 for the three months ended September 30, 2011. The Partnership’s net income was approximately $25,605,000 for the nine months ended September 30, 2012 compared to net loss of approximately $5,176,000 for the nine months ended September 30, 2011. The statements of operations for the three and nine months ended September 30, 2011 have been restated to reflect the operations of Greenspoint at Paradise Valley and Tamarind Bay Apartments as loss from discontinued operations and the balance sheet as of December 31, 2011 has also been restated to reflect the respective assets and liabilities of Greenspoint at Paradise Valley and Tamarind Bay Apartments as held for sale due to their sales on March 29, 2012 and September 28, 2012, respectively.

The following tables present summarized results of operations for Greenspoint at Paradise Valley and Tamarind Bay Apartments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenues	$ 412	$ 1,218	$ 2,083	$ 3,607
Expenses	(624)	(1,691)	(2,852)	(4,959)
Loss on early extinguishment of debt	(2,697)	--	(2,701)	--
Loss from discontinued operations	$(2,909)	$ (473)	$(3,470)	$(1,352)

On March 29, 2012, the Partnership sold Greenspoint at Paradise Valley to a third party for a gross sale price of $29,750,000.  The net proceeds realized by the Partnership were approximately $29,432,000 after payment of closing costs.  The Partnership used approximately $15,349,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $22,329,000 for the nine months ended September 30, 2012, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations.

On September 28, 2012, the Partnership sold Tamarind Bay Apartments to a third party for a gross sale price of $12,750,000.  The net proceeds realized by the Partnership were approximately $12,073,000 after payment of closing costs and a credit for approximately $381,000 to the purchaser for capital improvements. The Partnership used approximately $6,670,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $9,106,000 for the three and nine months ended September 30, 2012, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,697,000 due to the write off of unamortized loan costs of approximately $144,000 and the payment of a prepayment penalty of approximately $2,553,000, which is included in loss from discontinued operations.

The Partnership’s loss from continuing operations for the three and nine months ended September 30, 2012 was approximately $751,000 and $2,360,000, respectively, compared to loss from continuing operations of approximately $887,000 and $3,824,000 for the three and nine months ended September 30, 2011, respectively. The decrease in loss from continuing operations for both the three and nine months ended September 30, 2012 is due to an increase in total revenues and a decrease in total expenses.

Total revenues increased for both periods due to increases in both rental and other income.  Rental income increased for both periods primarily due to increases in the average rental rate at The Peak at Vinings Mountain and Lakeside at Vinings Mountain. Other income increased for both periods primarily due to increases in lease cancellation fees and parking income at The Peak at Vinings Mountain.

Total expenses decreased for the three months ended September 30, 2012 due to decreases in operating, general and administrative, depreciation and interest expenses, partially offset by an increase in property tax expense. Total expenses decreased for the nine months ended September 30, 2012 due to decreases in general and administrative, depreciation and interest expenses and the recognition of loss on early extinguishment of debt associated with the payoff of the mortgages encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain in May 2011 (as discussed in “Liquidity and Capital Resources”), partially offset by an increase in property tax expense. Operating expense remained relatively constant for the nine months ended September 30, 2012. Depreciation expense decreased for both periods primarily due to assets becoming fully depreciated at both properties during the fourth quarter of 2011 and the second quarter of 2012. Interest expense decreased for both periods due to a decrease in interest on advances from AIMCO Properties, L.P., as a result of a lower average outstanding advance balance. The decrease in interest expense for the nine months ended September 30, 2012 was partially offset by interest incurred on a higher average debt balance as a result of the May 2011 refinancing of the mortgages encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain. The increase in property tax expense for both periods is primarily due to the successful appeal of the 2009 and 2010 assessed value of The Peak at Vinings Mountain and Lakeside at Vinings Mountain. During the three months ended September 30, 2011, the Partnership recorded a receivable of approximately $94,000 for overpayment of 2009 and 2010 taxes related to these two properties. This amount was refunded to the Partnership during the third and fourth quarters of 2011. Also contributing to the increase in property tax expense for both periods is an increase in the tax rate at both properties. Operating expenses decreased for the three months ended September 30, 2012 primarily due to decreases in salaries and related benefits at The Peak at Vinings Mountain and turnover expenses at both properties.

General and administrative expenses decreased for both periods primarily due to decreases in management reimbursements charged by an affiliate of the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2012, the Partnership had cash and cash equivalents of approximately $3,087,000, compared to approximately $453,000 at December 31, 2011.  Cash and cash equivalents increased approximately $2,634,000 due to approximately $40,483,000 and $717,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $38,566,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sales of Greenspoint at Paradise Valley and Tamarind Bay Apartments, partially offset by property improvements and replacements.  Cash used in financing activities consisted of repayment of the mortgage notes encumbering Greenspoint at Paradise Valley Apartments and Tamarind Bay Apartments, distributions to partners, repayment of advances from an affiliate of the Managing General Partner, a prepayment penalty paid and principal payments made on the mortgages encumbering the Partnership’s investment properties.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2011, this credit limit was exceeded. During the nine months ended September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $651,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain. There were no such advances made during the nine months ended September 30, 2012. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership ranged from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $70,000 and $409,000 for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, the Partnership repaid approximately $6,414,000 and $12,565,000, respectively, of advances and accrued interest with proceeds from the sale of Greenspoint at Paradise Valley, refinancing proceeds and cash from operations. At December 31, 2011, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $6,344,000 and are included in due to affiliates. No such amounts were owed at September 30, 2012. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $492,000 to fund real estate taxes at both of the Partnership’s remaining investment properties.

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

Lakeside at Vinings Mountain

During the nine months ended September 30, 2012, the Partnership completed approximately $397,000 of capital improvements at Lakeside at Vinings Mountain, which consisted primarily of interior improvements, structural upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the nine months ended September 30, 2012, the Partnership completed approximately $131,000 of capital improvements at Greenspoint at Paradise Valley, which consisted primarily of sewer upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Greenspoint at Paradise Valley to a third party on March 29, 2012.

The Peak at Vinings Mountain

During the nine months ended September 30, 2012, the Partnership completed approximately $402,000 of capital improvements at The Peak at Vinings Mountain, which consisted primarily of HVAC upgrades, interior improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2012. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the nine months ended September 30, 2012, the Partnership completed approximately $38,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of major landscaping and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Tamarind Bay Apartments to a third party on September 28, 2012.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On May 2, 2011, the Partnership refinanced the mortgage debt encumbering Lakeside at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,170,000, with a new mortgage loan in the principal amount of $14,982,000. The new loan bears interest at a rate of 5.53% per annum and requires monthly payments of principal and interest of approximately $85,000 beginning on July 1, 2011, through the June 1, 2021 maturity date.  The new mortgage loan has a balloon payment of approximately $12,405,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $482,000 during the nine months ended September 30, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $189,000, approximately $169,000 of which was incurred during the nine months ended September 30, 2011, and are included in other assets.

On May 2, 2011, the Partnership refinanced the mortgage debt encumbering The Peak at Vinings Mountain. The refinancing replaced the existing mortgage loans, which at the time of refinancing had an aggregate principal balance of approximately $9,861,000, with a new mortgage loan in the principal amount of $15,828,000. The new loan bears interest at a rate of 5.54% per annum and requires monthly payments of principal and interest of approximately $90,000 beginning on July 1, 2011, through the June 1, 2021 maturity date. The new mortgage loan has a balloon payment of approximately $13,109,000 due at maturity. The Partnership may prepay the mortgage at any time with 30 days written notice to the lender, subject to a prepayment penalty. In connection with the payoff of the existing mortgage debt, the Partnership recognized a loss on early extinguishment of debt of approximately $515,000 during the nine months ended September 30, 2011, due to the write off of unamortized loan costs and a prepayment penalty. Total capitalized loan costs associated with the new mortgage were approximately $201,000, approximately $173,000 of which was incurred during the nine months ended September 30, 2011, and are included in other assets.

The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2012 and 2011 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership

September 30, 2012

Unit

September 30, 2011

Unit

Sale (1)	$ 7,721	$ 84.79	$ --	$ --

(1)     Proceeds from the March 2012 sale of Greenspoint at Paradise Valley.

Subsequent to September 30, 2012, the Partnership distributed approximately $2,531,000, (approximately $2,480,000 to the limited partners or $27.79 per limited partnership unit) from proceeds from the sale of Tamarind Bay Apartments. Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any additional distributions to its partners in 2012 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.04% of the outstanding Units at September 30, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.04% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

CENTURY PROPERTIES FUND XIX, LP

By: FOX PARTNERS II
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: November 13, 2012	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 13, 2012	By: /s/Stephen B. Waters
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

10.54         First Amendment to Purchase and Sale Contract between Century Properties Fund XIX, LP, a Delaware limited partnership, and Augustus Partners, LLC, a Colorado limited liability company, dated August 15, 2012 (incorporated by reference to the Registrant’s Current Report for Form 8-K dated August 15, 2012).

10.55         Second Amendment to Purchase and Sale Contract between Century Properties Fund XIX, LP, a Delaware limited partnership, and Augustus Partners, LLC, a Colorado limited liability company, dated August 21, 2012 (incorporated by reference to the Registrant’s Current Report for Form 8-K dated August 21, 2012).

10.56         Third Amendment to Purchase and Sale Contract between Century Properties Fund XIX, LP, a Delaware limited partnership, and Augustus Partners, LLC, a Colorado limited liability company, dated September 25, 2012 (incorporated by reference to the Registrant’s Current Report for Form 8-K dated September 25, 2012).

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

101           XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XIX, LP’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)           As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.