Form 10-K
period 2012-12-31
CENTURY PROPERTIES FUND XIX
filed 2013-02-27
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-79007), was declared effective by the Securities and Exchange Commission on September 20, 1983.  Beginning in September 1983 through October 1984, the Partnership offered 90,000 Limited Partnership Units and sold 89,292 units having an initial cost of $89,292,000. The net proceeds of this offering were used to acquire thirteen income-producing real estate properties. Since its initial offering, the Partnership has not received, nor have limited partners been required to make, additional capital contributions. The Partnership's original property portfolio was geographically diversified with properties acquired in seven states. The Partnership's acquisition activities were completed in June 1985 and since then the principal activity of the Partnership has been managing its portfolio. One property was sold in each of the years 1988, 1992, 1993, 1994, 2003, 2005, 2006 and 2008 and two properties were sold in 2012. In addition, one property was foreclosed on in 1993. See "Item 2. Properties" for a description of the Partnership's remaining two properties.

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

On March 29, 2012, the Partnership sold Greenspoint at Paradise Valley to a third party for a gross sale price of $29,750,000. The net proceeds realized by the Partnership were approximately $29,432,000 after payment of closing costs.  The Partnership used approximately $15,349,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $22,329,000. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs.

On September 28, 2012, the Partnership sold Tamarind Bay Apartments to a third party for a gross sale price of $12,750,000.  The net proceeds realized by the Partnership were approximately $12,073,000 after payment of closing costs and a credit for approximately $381,000 to the purchaser for capital improvements. The Partnership used approximately $6,670,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $9,106,000. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,697,000 due to the write off of unamortized loan costs of approximately $144,000 and the payment of a prepayment penalty of approximately $2,553,000.

Schedule of Properties

Set forth below for each of the Partnership’s properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation

Life

				Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakeside at Vinings
Mountain	$26,560	$20,257	5-30 yrs	S/L	$ 6,605
The Peak at Vinings
Mountain	30,977	22,807	5-30 yrs	S/L	8,421
	$57,537	$43,064			$15,026

See "Note A – Organization and Summary of Significant Accounting Policies" to the financial statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's depreciation and capitalization policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2012	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Lakeside at Vinings Mountain
1st mortgage	$14,677	5.53%	30 yrs	06/01/21	$12,405
The Peak at Vinings Mountain
1st mortgage	15,506	5.54%	30 yrs	06/01/21	13,109
	$30,183				$25,514

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

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2012 and 2011 for each property were as follows:

	Average Annual		Average
	Rental Rates		Occupancy
	(per unit)
Property	2012	2011	2012	2011
Lakeside at Vinings Mountain	$12,175	$11,464	95%	97%
The Peak at Vinings Mountain	11,381	10,642	95%	97%

The real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area.  The Managing General Partner believes that both of the properties are adequately insured.  Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space.  Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2012 for each property were as follows:

	2012	2012
	Billing	Rate
	(in thousands)
Lakeside at Vinings Mountain	$ 221	3.02%
The Peak at Vinings Mountain	270	3.02%

Capital Improvements

Lakeside at Vinings Mountain

During the year ended December 31, 2012, the Partnership completed approximately $467,000 of capital improvements at Lakeside at Vinings Mountain, which consisted primarily of interior improvements, structural upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Greenspoint at Paradise Valley

During the year ended December 31, 2012, the Partnership completed approximately $131,000 of capital improvements at Greenspoint at Paradise Valley, which consisted primarily of sewer upgrades and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Greenspoint at Paradise Valley to a third party on March 29, 2012.

The Peak at Vinings Mountain

During the year ended December 31, 2012, the Partnership completed approximately $509,000 of capital improvements at The Peak at Vinings Mountain, which consisted primarily of HVAC upgrades, interior improvements and floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Tamarind Bay Apartments

During the year ended December 31, 2012, the Partnership completed approximately $38,000 of capital improvements at Tamarind Bay Apartments, which consisted primarily of major landscaping and floor covering replacement. These improvements were funded from operating cash flow. The Partnership sold Tamarind Bay Apartments to a third party on September 28, 2012.

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

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold 89,292 limited partnership units (the “Units”) aggregating $89,292,000. The Partnership had 89,233 Units outstanding held by 2,755 limited partners of record at December 31, 2012. Affiliates of the Managing General Partner owned 60,711.66 Units or 68.04% at December 31, 2012. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2012 and 2011 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2012	Unit	December 31, 2011	Unit

Sale (1)	$ 10,252	$ 112.58	$ --	$ --

(1)  Proceeds from the March 2012 sale of Greenspoint at Paradise Valley and the September 2012 sale of Tamarind Bay Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2013 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 60,711.66 Units in the Partnership representing 68.04% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.04% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Results of Operations

The Partnership recognized net income of approximately $24,709,000 for the year ended December 31, 2012, compared to net loss of approximately $6,492,000 for the year ended December 31, 2011. The statement of operations included in “Item 8. Financial Statements and Supplementary Data” for the year ended December 31, 2011 has been restated to reflect the operations of Greenspoint at Paradise Valley and Tamarind Bay Apartments as loss from discontinued operations and the balance sheet as of December 31, 2011 has also been restated to reflect the respective assets and liabilities of Greenspoint at Paradise Valley and Tamarind Bay Apartments as held for sale due to their sales on March 29, 2012 and September 28, 2012, respectively.

The following table presents summarized results of operations for Greenspoint at Paradise Valley and Tamarind Bay Apartments for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Revenues	$ 2,083	$ 4,835
Expenses	(2,875)	(6,589)
Loss on early extinguishment of debt	(2,701)	--
Loss from discontinued operations	$(3,493)	$(1,754)

On March 29, 2012, the Partnership sold Greenspoint at Paradise Valley to a third party for a gross sale price of $29,750,000. The net proceeds realized by the Partnership were approximately $29,432,000 after payment of closing costs.  The Partnership used approximately $15,349,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $22,329,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations.

On September 28, 2012, the Partnership sold Tamarind Bay Apartments to a third party for a gross sale price of $12,750,000.  The net proceeds realized by the Partnership were approximately $12,073,000 after payment of closing costs and a credit for approximately $381,000 to the purchaser for capital improvements. The Partnership used approximately $6,670,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $9,106,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,697,000 due to the write off of unamortized loan costs of approximately $144,000 and the payment of a prepayment penalty of approximately $2,553,000, which is included in loss from discontinued operations.

The Partnership’s loss from continuing operations for the years ended December 31, 2012 and 2011 was approximately $3,233,000 and $4,738,000, respectively. The decrease in loss from continuing operations is due to an increase in total revenues and a decrease in total expenses, partially offset by the recognition of casualty gains in 2011.  The increase in total revenues is due to increases in both rental and other income. Rental income increased primarily due to increases in the average rental rate, partially offset by decreases in occupancy at both The Peak at Vinings Mountain and Lakeside at Vinings Mountain. The increase in other income is primarily due to increases in lease cancellation fees at The Peak at Vinings Mountain and internet service and parking income at both The Peak at Vinings Mountain and Lakeside at Vinings Mountain.

Total expenses decreased due to decreases in general and administrative, depreciation and interest expenses and the recognition of loss on early extinguishment of debt associated with the payoff of the mortgages encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain in May 2011 (as discussed in “Liquidity and Capital Resources”), partially offset by an increase in property tax expense. Operating expense remained relatively constant for the year ended December 31, 2012. Depreciation expense decreased primarily due to assets becoming fully depreciated at both properties during the fourth quarter of 2011 and the second quarter of 2012. Interest expense decreased due to a decrease in interest on advances from AIMCO Properties, L.P., as a result of a lower average outstanding advance balance, partially offset by interest incurred on a higher average debt balance as a result of the May 2011 refinancing of the mortgages encumbering The Peak at Vinings Mountain and Lakeside at Vinings Mountain. The increase in property tax expense is primarily due to an increase in the assessed value of both properties.

General and administrative expenses decreased primarily due to decreases in management reimbursements charged by an affiliate of the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2012 and 2011 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2012, the Partnership had cash and cash equivalents of approximately $311,000, compared to approximately $453,000 at December 31, 2011. Cash and cash equivalents decreased approximately $142,000 due to approximately $41,040,000 of cash used in financing activities, partially offset by approximately $40,254,000 and $644,000 of cash provided by investing and operating activities, respectively. Cash used in financing activities consisted of repayment of the mortgage notes encumbering Greenspoint at Paradise Valley and Tamarind Bay Apartments, distributions to partners, repayment of advances from an affiliate of the Managing General Partner, a prepayment penalty paid and principal payments made on the mortgages encumbering the Partnership’s investment properties, partially offset by advances received from an affiliate of the Managing General Partner. Cash provided by investing activities consisted of net proceeds from the sales of Greenspoint at Paradise Valley and Tamarind Bay Apartments, partially offset by property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2011, this credit limit was exceeded. During the year ended December 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $492,000 to fund real estate taxes at both of the Partnership’s remaining investment properties. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $1,136,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain and real estate taxes at three of the Partnership’s investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at December 31, 2012 was 5.25%. Interest expense was approximately $74,000 and $478,000 for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, the Partnership repaid approximately $6,744,000 and $12,565,000, respectively, of advances and accrued interest with proceeds from the sale of Greenspoint at Paradise Valley, refinancing proceeds and cash from operations. At December 31, 2012 and 2011, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $166,000 and $6,344,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2013.  Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership distributed the following amounts during the years ended December 31, 2012 and 2011 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2012	Unit	December 31, 2011	Unit

Sale (1)	$ 10,252	$ 112.58	$ --	$ --

(1)  Proceeds from the March 2012 sale of Greenspoint at Paradise Valley and the September 2012 sale of Tamarind Bay Apartments.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2013 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XIX, LP

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2012 and 2011

      Statements of Operations - Years ended December 31, 2012 and 2011

Statements of Changes in Partners' Deficit - Years ended December 31, 2012 and 2011

      Statements of Cash Flows - Years ended December 31, 2012 and 2011

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XIX, LP

We have audited the accompanying balance sheets of Century Properties Fund XIX, LP as of December 31, 2012 and 2011, and the related statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Properties Fund XIX, LP at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

February 27, 2013

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
Assets:
Cash and cash equivalents	$ 311	$ 453
Receivables and deposits	56	138
Other assets	446	589
Investment properties:
Land	2,838	2,838
Buildings and related personal property	54,699	53,994
Total investment property	57,537	56,832
Less accumulated depreciation	(43,064)	(38,472)
Investment property, net	14,473	18,360
Assets held for sale	--	11,110
Total assets	$ 15,286	$ 30,650

Liabilities and Partners' Deficit:
Liabilities:
Accounts payable	$ 19	$ 156
Tenant security deposit liabilities	125	121
Other liabilities	442	598
Due to affiliates	166	6,715
Mortgage notes payable	30,183	30,607
Liabilities related to assets held for sale	--	22,559
Total liabilities	30,935	60,756

Partners' Deficit:
General partner	(7,828)	(10,789)
Limited partners	(7,821)	(19,317)
Total partners’ deficit	(15,649)	(30,106)
Total liabilities and partners’ deficit	$ 15,286	$ 30,650

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2012	2011
Revenues:
Rental income	$ 5,561	$ 5,301
Other income	651	521
Total revenues	6,212	5,822

Expenses:
Operating	2,014	2,003
General and administrative	271	335
Depreciation	4,864	5,013
Interest	1,800	2,006
Property taxes	496	275
Loss on early extinguishment of debt	--	997
Total expenses	9,445	10,629
Casualty gain	--	69

Loss from continuing operations	(3,233)	(4,738)
Loss from discontinued operations	(3,493)	(1,754)
Gain from sale of discontinued operations	31,435	--
Net income (loss)	$24,709	$(6,492)

Net income (loss) allocated to general partner	$ 3,167	$ (766)
Net income (loss) allocated to limited partners	$21,542	$(5,726)

Per limited partnership unit:
Loss from continuing operations	$(31.94)	$(46.81)
Loss from discontinued operations	(34.53)	(17.33)
Gain from sale of discontinued operations	307.88	--

Net income (loss) per limited partnership unit	$241.41	$(64.14)
Distributions per limited partnership unit	$112.58	$ --

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands)

	General	Limited

Partner

Partners

			Total

Partners’ deficit
at December 31, 2010	$(10,023)	$(13,591)	$(23,614)

Net income (loss) for the year ended
December 31, 2011	(766)	(5,726)	(6,492)

Partners' deficit at
December 31, 2011	(10,789)	(19,317)	(30,106)

Distributions to partners	(206)	(10,046)	(10,252)

Net income (loss) for the year ended
December 31, 2012	3,167	21,542	24,709

Partners' deficit at
December 31, 2012	$ (7,828)	$ (7,821)	$(15,649)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ 24,709	$ (6,492)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	5,810	7,747
Amortization of loan costs	61	118
Gain from sale of discontinued operations	(31,435)	--
Loss on early extinguishment of debt	2,701	997
Casualty gain	--	(69)
Change in accounts:
Receivables and deposits	227	32
Other assets	103	48
Accounts payable	(16)	(69)
Tenant security deposit liabilities	(140)	(1)
Accrued property taxes	(103)	12
Other liabilities	(332)	179
Due to affiliates	(941)	(1,104)
Net cash provided by operating activities	644	1,398

Cash flows from investing activities:
Property improvements and replacements	(1,251)	(1,125)
Insurance proceeds received	--	73
Proceeds from sale of discontinued operations	41,505	--
Net cash provided by (used in) investing activities	40,254	(1,052)

Cash flows from financing activities:
Payments on mortgage notes payable	(608)	(990)
Repayment of mortgage notes payable	(22,019)	(19,031)
Proceeds from mortgage notes payable	--	30,810
Advances from affiliate	492	1,136
Repayment of advances from affiliate	(6,100)	(10,904)
Prepayment penalties paid	(2,553)	(755)
Loan costs paid	--	(390)
Distributions to partners	(10,252)	--
Net cash used in financing activities	(41,040)	(124)

Net increase (decrease) in cash and cash equivalents	(142)	222
Cash and cash equivalents at beginning of the year	453	231
Cash and cash equivalents at end of the year	$ 311	$ 453
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,014	$ 4,390
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 106

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

Note A - Organization and Summary of Significant Accounting Policies

Organization

Century Properties Fund XIX, LP (the "Partnership" or "Registrant"), is a California Limited Partnership organized in August 1982, to acquire, operate and ultimately sell residential apartment complexes.  At December 31, 2012, the Partnership operated two residential apartment complexes located in Atlanta, Georgia. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.  The term of the Partnership is scheduled to expire on December 31, 2024.

Basis of Presentation

The accompanying statement of operations for the year ended December 31, 2011 has been restated to reflect the operations of Greenspoint at Paradise Valley and Tamarind Bay Apartments as loss from discontinued operations and the accompanying balance sheet as of December 31, 2011 has also been restated to reflect the respective assets and liabilities of Greenspoint at Paradise Valley and Tamarind Bay Apartments as held for sale due to their sales on March 29, 2012 and September 28, 2012, respectively.

The following table presents summarized results of operations for Greenspoint at Paradise Valley and Tamarind Bay Apartments for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues	$ 2,083	$ 4,835
Expenses	(2,875)	(6,589)
Loss on early extinguishment of debt	(2,701)	--
Loss from discontinued operations	$(3,493)	$(1,754)

Reclassifications

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

Abandoned Units

During the years ended December 31, 2012 and 2011, the number of limited partnership units (the “Units”) decreased by 2 and 39 Units, respectively, due to limited partners abandoning their Units. At December 31, 2012 and 2011, the Partnership had outstanding 89,233 and 89,235 Units, respectively. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Income (Loss) and Distributions Per Limited Partnership Unit

Net income (loss) per limited partnership unit (the “Units”) is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Distributions per Unit for the year ended December 31, 2012 was computed by dividing the number of Units outstanding at the beginning of the year. The number of Units used was 89,235 and 89,274 for the years ended December 31, 2012 and 2011, respectively.

Allocation of Income, Loss and Distributions

Net income, net loss and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At December 31, 2012, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $35,158,000.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.  Cash balances include approximately $310,000 and $228,000 at December 31, 2012 and 2011, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2012 and 2011. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2012 and 2011.

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

Advertising Costs

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $203,000 and $228,000 for the years ended December 31, 2012 and 2011, respectively,are included in operating expense and loss from discontinued operations.

Deferred Costs

Loan costs of approximately $390,000 and $864,000 at December 31, 2012 and 2011, respectively, less accumulated amortization of approximately $63,000 and $328,000, respectively, are included in other assets and assets held for sale. During the year ended December 31, 2012, loan costs of approximately $474,000 and amortization of approximately $326,000 were written off in connection with the sales of Greenspoint at Paradise Valley and Tamarind Bay Apartments. The loan costs are amortized over the terms of the related loan agreements. The total amortization expense for the years ended December 31, 2012 and 2011 was approximately $61,000 and $118,000, respectively, and is included in interest expense and loss from discontinued operations. Amortization expense is expected to be approximately $39,000 for each of the years 2013 through 2017.

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

Note B - Mortgage Notes Payable

Property	Principal Balance December 31, 2012	Principal Balance December 31, 2011	Monthly Payment Including Interest	Stated Interest Rate (1)	Maturity Date	Principal Balance Due at Maturity
	(in thousands)		(in thousands)			(in thousands)
Lakeside at Vinings Mountain 1st mortgage	$14,677	$14,883	$ 85	5.53%	06/01/21	$12,405
The Peak at Vinings Mountain 1st mortgage	15,506	15,724	90	5.54%	06/01/21	13,109
	$30,183	$30,607	$ 175			$25,514

(1)   Fixed rate mortgages.

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

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2012 are as follows (in thousands):

2013	$ 448
2014	473
2015	500
2016	529
2017	559
Thereafter	27,674
$30,183

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) for the years ended December 31, 2012 and 2011 (in thousands, except per unit data):

	2012	2011
Net income (loss) as reported	$ 24,709	$ (6,492)
Add (deduct):
Depreciation differences	2,529	3,561
Gain (loss) on disposal of property	1,484	--
Unearned income	(29)	(24)
Other	(80)	84
Federal taxable income (loss)	$ 28,613	$ (2,871)

Federal taxable income (loss) per limited partnership unit	$ 179.00	$ (28.36)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2012	2011
Net liabilities as reported	$ (15,649)	$ (30,106)
Land and buildings	2,913	4,142
Accumulated depreciation	(2,360)	(7,602)
Deferred sales commission	7,947	7,947
Syndication and distribution costs	4,451	4,451
Other	304	413
Net liabilities - Federal tax basis	$ (2,394)	$ (20,755)

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $413,000 and $528,000 for the years ended December 31, 2012 and 2011, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $78,000 and $125,000 for the years ended December 31, 2012 and 2011, respectively, which is included in general and administrative expenses. At December 31, 2011, approximately $371,000 of reimbursements were due to the Managing General Partner and are included in due to affiliates. There were no such amounts owed at December 31, 2012.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2012 and 2011, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2011, this credit limit was exceeded. During the year ended December 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $492,000 to fund real estate taxes at both of the Partnership’s remaining investment properties. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $1,136,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain and real estate taxes at three of the Partnership’s investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at December 31, 2012 was 5.25%. Interest expense was approximately $74,000 and $478,000 for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, the Partnership repaid approximately $6,744,000 and $12,565,000, respectively, of advances and accrued interest with proceeds from the sale of Greenspoint at Paradise Valley, refinancing proceeds and cash from operations. At December 31, 2012 and 2011, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $166,000 and $6,344,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2012 and 2011, the Partnership was charged by Aimco and its affiliates approximately $140,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 60,711.66 Units in the Partnership representing 68.04% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.04% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost To Partnership
		(in thousands)
Description	Encumbrances	Land	Buildings and Related Personal Property	Net Cost Capitalized Subsequent to Acquisition
	(in thousands)			(in thousands)
Lakeside at Vinings Mountain	$14,677	$ 1,206	$10,980	$14,374
The Peak at Vinings Mountain	15,506	1,632	12,321	17,024
	$30,183	$ 2,838	$23,301	$31,398

	Gross Amount At Which Carried
	At December 31, 2012
	(in thousands)

Description	Land	Buildings and Related Personal Property	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Depreciable Life
				(in thousands)

Lakeside at Vinings Mountain	$ 1,206	$25,354	$ 26,560	$20,257	1983	12/83	5-30 yrs
The Peak at Vinings Mountain	1,632	29,345	30,977	22,807	1982	4/84	5-30 yrs
	$ 2,838	$54,699	$ 57,537	$43,064

Reconciliation of "Investment Properties and Accumulated Depreciation":

	Years Ended December 31,
	2012	2011
	(in thousands)
Investment Properties
Balance at beginning of year	$ 92,900	$ 97,862
Property improvements	1,145	1,205
Retirement of assets	(327)	(6,137)
Sale of investment property	(36,181)	--
Disposal of assets	--	(30)
Balance at end of year	$ 57,537	$ 92,900

Accumulated Depreciation
Balance at beginning of year	$ 63,744	$ 62,160
Additions charged to expense	5,810	7,747
Retirement of assets	(327)	(6,137)
Sale of investment property	(26,163)	--
Disposal of assets	--	(26)
Balance at end of year	$ 43,064	$ 63,744

During the years ended December 31, 2012 and 2011, the Partnership retired and wrote off personal property no longer being used that had a cost basis of approximately $327,000 and $6,137,000, respectively, and accumulated depreciation of approximately $327,000 and $6,137,000, respectively.

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2012 and 2011 is approximately $60,450,000 and $97,042,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2012 and 2011 is approximately $45,424,000 and $71,346,000, respectively.

Note F – Sale of Investment Property

On March 29, 2012, the Partnership sold Greenspoint at Paradise Valley to a third party for a gross sale price of $29,750,000. The net proceeds realized by the Partnership were approximately $29,432,000 after payment of closing costs.  The Partnership used approximately $15,349,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately  $22,329,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations.

On September 28, 2012, the Partnership sold Tamarind Bay Apartments to a third party for a gross sale price of $12,750,000.  The net proceeds realized by the Partnership were approximately $12,073,000 after payment of closing costs and a credit for approximately $381,000 to the purchaser for capital improvements. The Partnership used approximately $6,670,000 of the net proceeds to repay the mortgages encumbering the property.  As a result of the sale, the Partnership recorded a gain of approximately $9,106,000, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $2,697,000 due to the write off of unamortized loan costs of approximately $144,000 and the payment of a prepayment penalty of approximately $2,553,000, which is included in loss from discontinued operations.

Note G – Distributions

The Partnership distributed the following amounts during the years ended December 31, 2012 and 2011 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2012	Unit	December 31, 2011	Unit

Sale (1)	$ 10,252	$ 112.58	$ --	$ --

(1)         Proceeds from the March 2012 sale of Greenspoint at Paradise Valley and the September 2012 sale of Tamarind Bay Apartments.

Note H - Casualty Events

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

Note I - Contingencies

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)     Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	41	Director and Senior Vice President
John Bezzant	50	Director and Executive Vice President
Ernest M. Freedman	42	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	44	Executive Vice President, General Counsel and Secretary
Paul Beldin	39	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	51	Senior Director of Partnership Accounting

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the chief financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

Item 11.    Executive Compensation

Neither the directors nor any of the officers of the Managing General Partner received any remuneration from the Partnership during the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Partnership to be the beneficial owner of more than 5% of the Units of Limited Partnership Interest of the Partnership as of December 31, 2012.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $413,000 and $528,000 for the years ended December 31, 2012 and 2011, respectively, which are included in operating expenses and loss from discontinued operations on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $78,000 and $125,000 for the years ended December 31, 2012 and 2011, respectively, which is included in general and administrative expenses on the statements of operations included in “Item 8. Financial Standards and Supplementary Data”. At December 31, 2011, approximately $371,000 of reimbursements were due to the Managing General Partner and are included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There were no such amounts owed at December 31, 2012.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the years ended December 31, 2012 and 2011, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2011, this credit limit was exceeded. During the year ended December 31, 2012, AIMCO Properties, L.P. advanced the Partnership approximately $492,000 to fund real estate taxes at both of the Partnership’s remaining investment properties. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $1,136,000 to fund loan application deposits and mortgage refinancing commitment fees related to The Peak at Vinings Mountain and Lakeside at Vinings Mountain and real estate taxes at three of the Partnership’s investment properties. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership range from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. The interest rate on the outstanding advances at December 31, 2012 was 5.25%. Interest expense was approximately $74,000 and $478,000 for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, the Partnership repaid approximately $6,744,000 and $12,565,000, respectively, of advances and accrued interest with proceeds from the sale of Greenspoint at Paradise Valley, refinancing proceeds and cash from operations. At December 31, 2012 and 2011, the total advances and accrued interest due to AIMCO Properties, L.P. was approximately $166,000 and $6,344,000, respectively, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2012 and 2011, the Partnership was charged by Aimco and its affiliates approximately $140,000 and $159,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 60,711.66 Units in the Partnership representing 68.04% of the outstanding Units at December 31, 2012. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.04% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Neither of the Managing General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2013.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees.  Fees for audit services totaled approximately $64,000 and $57,000 for 2012 and 2011, respectively.  Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $13,000 and $11,000 for 2012 and 2011, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Registrant are included in Item 8:

Balance Sheets at December 31, 2012 and 2011.

Statements of Operations for the years ended December 31, 2012 and 2011.

Statements of Changes in Partners' Deficit for the years ended December 31, 2012 and 2011.

Statements of Cash Flows for the years ended December 31, 2012 and 2011.

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

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: February 27, 2013
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: February 27, 2013
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: February 27, 2013
Stephen B. Waters	Accounting

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

101           XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XIX, LP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)           As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.