Form 10-Q
period 2013-03-31
CENTURY PROPERTIES FUND XIX
filed 2013-05-15
CIK 705752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XIX, LP

BALANCE SHEETS

(Unaudited)

(in thousands)

	March 31,	December 31,
	2013	2012

Assets:
Cash and cash equivalents	$ 338	$ 311
Receivables and deposits	44	56
Other assets	499	446
Investment properties:
Land	2,838	2,838
Buildings and related personal property	54,821	54,699
Total investment property	57,659	57,537
Less accumulated depreciation	(44,149)	(43,064)
Investment property, net	13,510	14,473
Total assets	$ 14,391	$ 15,286

Liabilities and Partners' Deficit:
Liabilities:
Accounts payable	$ 50	$ 19
Tenant security deposit liabilities	122	125
Accrued property taxes	127	--
Other liabilities	316	442
Due to affiliates	--	166
Mortgage notes payable	30,073	30,183
Total liabilities	30,688	30,935

Partners' Deficit:
General partner	(7,904)	(7,828)
Limited partners	(8,393)	(7,821)
Total partners’ deficit	(16,297)	(15,649)
Total liabilities and partners’ deficit	$ 14,391	$ 15,286

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$ 1,384	$ 1,407
Other income	156	154
Total revenues	1,540	1,561

Expenses:
Operating	495	488
General and administrative	53	76
Depreciation	1,085	1,252
Interest	428	507
Property taxes	127	89
Total expenses	2,188	2,412

Loss from continuing operations	(648)	(851)
Loss from discontinued operations	--	(534)
Gain from sale of discontinued operations	--	22,314
Net income (loss)	$ (648)	$20,929

Net income (loss) allocated to general partner	$ (76)	$ 2,653
Net income (loss) allocated to limited partners	$ (572)	$18,276

Per limited partnership unit:
Loss from continuing operations	$ (6.41)	$ (8.40)
Loss from discontinued operations	--	(5.28)
Gain from sale of discontinued operations	--	218.49
Net income (loss) per limited partnership unit	$ (6.41)	$204.81

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands)

	General	Limited

Partner

Partners

			Total

Partners' deficit at December 31, 2012	$ (7,828)	$ (7,821)	$(15,649)

Net loss for the three months
ended March 31, 2013	(76)	(572)	(648)

Partners' deficit at March 31, 2013	$ (7,904)	$ (8,393)	$(16,297)

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (648)	$ 20,929
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,085	1,914
Amortization of loan costs	10	23
Gain from sale of discontinued operations	--	(22,314)
Loss on early extinguishment of debt	--	4
Change in accounts:
Receivables and deposits	12	163
Other assets	(63)	(112)
Accounts payable	(4)	117
Tenant security deposit liabilities	(3)	(100)
Accrued property taxes	127	23
Other liabilities	(126)	(180)
Due to affiliates	(1)	(942)
Net cash provided by (used in) operating activities	389	(475)

Cash flows from investing activities:
Property improvements and replacements	(87)	(433)
Proceeds from sale of discontinued operations	--	29,432
Net cash provided by (used in) investing activities	(87)	28,999

Cash flows from financing activities:
Payments on mortgage notes payable	(110)	(238)
Repayment of mortgage notes payable	--	(15,349)
Repayment of advances from affiliate	(165)	(5,773)
Net cash used in financing activities	(275)	(21,360)

Net increase in cash and cash equivalents	27	7,164
Cash and cash equivalents at beginning of period	311	453
Cash and cash equivalents at end of period	$ 338	$ 7,617

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 420	$ 1,489

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 35	$ 45

See Accompanying Notes to Financial Statements

CENTURY PROPERTIES FUND XIX, LP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited financial statements of Century Properties Fund XIX, LP (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner of the Partnership is Fox Partners II, a California general partnership. The general partners of Fox Partners II are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Organization

On February 28, 2013, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership, and AIMCO CPF XIX Merger Sub LLC, a Delaware limited liability company (the “Merger Subsidiary”), of which AIMCO Properties, L.P. is the sole member, pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i)  $364.65 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $364.65 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

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

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. In addition, the terms of the merger may be modified before the merger is completed. As of March 31, 2013 and December 31, 2012, there were issued and outstanding 89,233 Units, and AIMCO Properties, L.P. and its affiliates owned 60,711.66 of those Units, or approximately 68.04% of the number of Units outstanding. Approximately 25,228.66 of the Units owned by an affiliate of AIMCO Properties, L.P. are subject to a voting restriction, which requires the Units to be voted in proportion to the votes cast with respect to Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Units that are not subject to this restriction, 35,483 Units or approximately 39.76% of the outstanding Units, in favor of the Merger Agreement and the merger. As a result, affiliates of AIMCO Properties, L.P. will vote a total of approximately 49,469 Units, or approximately 55.44% of the outstanding Units in favor of the Merger Agreement and the merger. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

The accompanying statement of operations for the three months ended March 31, 2012 reflects the operations of Greenspoint at Paradise Valley and Tamarind Bay Apartments as loss from discontinued operations due to their sales on March 29, 2012 and September 28, 2012, respectively (see “Note D”).

The following table presents summarized results of operations for Greenspoint at Paradise Valley and Tamarind Bay Apartments for the three months ended March 31, 2012 (in thousands):

Three Months Ended March 31, 2012
Revenues	$ 1,217
Expenses	(1,751)
Loss from discontinued operations	$ (534)

Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year.  The number of Units used was 89,233 and 89,235 for the three months ended March 31, 2013 and 2012, respectively.

Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $78,000 and $138,000 for the three months ended March 31, 2013 and 2012, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $13,000 and $26,000 for the three months ended March 31, 2013 and 2012, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. During the three months ended March 31, 2013 and 2012, no fee was earned as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2012, this credit limit was exceeded.  There were no advances made during the three months ended March 31, 2013 or 2012. AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership ranged from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $1,000 and $70,000 for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, the Partnership repaid approximately $167,000 and $6,414,000, respectively, of advances and accrued interest with cash from operations and proceeds from the sale of Greenspoint at Paradise Valley, respectively. At December 31, 2012, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $166,000 and are included in due to affiliates. No such amounts were owed at March 31, 2013. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its properties up to certain limits through coverage provided by Aimco which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability, and vehicle liability. The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2013, the Partnership was charged by Aimco and its affiliates approximately $40,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2013 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $140,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2012.

Note C – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership is required to classify these fair value measurements into one of three categories, based on the nature of the inputs used in the fair value measurement.  Level 1 of the hierarchy includes fair value measurements based on unadjusted quoted prices in active markets for identical assets or liabilities the Partnership can access at the measurement date.  Level 2 includes fair value measurements based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 3 includes fair value measurements based on unobservable inputs.  The classification of fair value measurements is subjective and generally accepted accounting principles requires the Partnership to disclose more detailed information regarding those fair value measurements classified within the lower levels of the hierarchy. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. The Partnership has classified this fair value measurement within Level 2 of the fair value hierarchy. At March 31, 2013, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $34,642,000.

Note D – Sale of Investment Properties

On March 29, 2012, the Partnership sold Greenspoint at Paradise Valley to a third party for a gross sale price of $29,750,000. The net proceeds realized by the Partnership were approximately $29,432,000 after payment of closing costs.  The Partnership used approximately $15,349,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $22,314,000 for the three months ended March 31, 2012, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2013 and 2012:

	Average Occupancy
Property	2013	2012

The Peak at Vinings Mountain	95%	98%
Atlanta, Georgia (1)
Lakeside at Vinings Mountain	92%	97%
Atlanta, Georgia (1)

(1)   The Managing General Partner attributes the decrease in occupancy at both The Peak at Vinings Mountain and Lakeside at Vinings Mountain to poor economic conditions in the Atlanta area.

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

Results of Operations

The Partnership’s net loss was approximately $648,000 for the three months ended March 31, 2013, compared to net income of approximately $20,929,000 for the three months ended March 31, 2012.  The statement of operations for the three months ended March 31, 2012 reflects the operations of Greenspoint at Paradise Valley and Tamarind Bay Apartments as loss from discontinued operations due to their sales on March 29, 2012 and September 28, 2012, respectively.

The following table presents summarized results of operations for Greenspoint at Paradise Valley and Tamarind Bay Apartments for the three months ended March 31, 2012 (in thousands):

Three Months Ended March 31, 2012

Revenues	$ 1,217
Expenses	(1,751)
Loss from discontinued operations	$ (534)

On March 29, 2012, the Partnership sold Greenspoint at Paradise Valley to a third party for a gross sale price of $29,750,000.  The net proceeds realized by the Partnership were approximately $29,432,000 after payment of closing costs.  The Partnership used approximately $15,349,000 of the net proceeds to repay the mortgages encumbering the property. As a result of the sale, the Partnership recorded a gain of approximately $22,314,000 for the three months ended March 31, 2012, which is included in gain from sale of discontinued operations. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $4,000 due to the write off of unamortized loan costs, which is included in loss from discontinued operations.

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

The Partnership’s loss from continuing operations for the three months ended March 31, 2013 and 2012 was approximately $648,000 and $851,000, respectively. The decrease in loss from continuing operations is due to a decrease in total expenses, partially offset by a decrease in total revenues.  Total expenses decreased due to decreases in general and administrative, depreciation and interest expenses, partially offset by an increase in property tax expense. Operating expense remained relatively constant for the three months ended March 31, 2013. Depreciation expense decreased primarily due to assets becoming fully depreciated at both properties during 2012 and the first quarter of 2013. Interest expense decreased due to a decrease in interest on advances from AIMCO Properties, L.P., as a result of a lower average outstanding advance balance.  The increase in property tax expense is primarily due to an increase in the assessed value of both properties.

General and administrative expenses decreased primarily due to decreases in management reimbursements charged by an affiliate of the Managing General Partner as allowed under the Partnership Agreement and professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three months ended March 31, 2013 and 2012 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income.  Other income remained relatively constant for the comparable periods.  Rental income decreased primarily due to the decreases in occupancy, partially offset by increases in the average rental rate at both The Peak at Vinings Mountain and Lakeside at Vinings Mountain.

Liquidity and Capital Resources

At March 31, 2013, the Partnership had cash and cash equivalents of approximately $338,000, compared to approximately $311,000 at December 31, 2012.  Cash and cash equivalents increased approximately $27,000 due to approximately $389,000 of cash provided by operating activities, partially offset by approximately $275,000 and $87,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of repayment of advances from an affiliate of the Managing General Partner and principal payments made on the mortgages encumbering the Partnership’s investment properties.  Cash used in investing activities consisted of property improvements and replacements.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2012, this credit limit was exceeded.  There were no advances made during the three months ended March 31, 2013 or 2012.  AIMCO Properties, L.P. charges interest on advances under the terms permitted by the Partnership Agreement. The interest rates charged on the outstanding advances made to the Partnership ranged from the prime rate plus 0.5% to a variable rate based on the prime rate plus a market rate adjustment for similar type loans. Affiliates of the Managing General Partner review the market rate adjustment quarterly. Interest expense was approximately $1,000 and $70,000 for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, the Partnership repaid approximately $167,000 and $6,414,000, respectively, of advances and accrued interest with cash from operations and proceeds from the sale of Greenspoint at Paradise Valley, respectively.  At December 31, 2012, the total advances and accrued interest due to AIMCO Properties, L.P. were approximately $166,000 and are included in due to affiliates. No such amounts were owed at March 31, 2013. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheets, please see its reports filed with the Securities and Exchange Commission.

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

Lakeside at Vinings Mountain

During the three months ended March 31, 2013, the Partnership completed approximately $52,000 of capital improvements at Lakeside at Vinings Mountain, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2013. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Peak at Vinings Mountain

During the three months ended March 31, 2013, the Partnership completed approximately $70,000 of capital improvements at The Peak at Vinings Mountain, which consisted primarily of floor covering replacement. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2013.  Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside at Vinings Mountain and The Peak at Vinings Mountain of approximately $30,073,000 matures in June 2021, at which time balloon payments of approximately $25,514,000 are required.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If any property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions during the three months ended March 31, 2013 and 2012. If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners in 2013 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 60,711.66 limited partnership units (the “Units”) in the Partnership representing 68.04% of the outstanding Units at March 31, 2013. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates.  Pursuant to the Partnership Agreement, Unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.04% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, with respect to the 25,228.66 Units acquired on January 19, 1996, AIMCO IPLP, L.P. ("IPLP"), an affiliate of the Managing General Partner and of Aimco, agreed to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the vote cast by third party unitholders. Except for the foregoing, no other limitations are imposed on IPLP's, Aimco's or any other affiliates' right to vote each Unit held. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to both the General Partner and Aimco as the sole stockholder of the Managing General Partner. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

On February 28, 2013, the Partnership entered into an agreement and plan of merger (the “Merger Agreement”) with AIMCO Properties, L.P., a Delaware limited partnership, and AIMCO CPF XIX Merger Sub LLC, a Delaware limited liability company (the “Merger Subsidiary”), of which AIMCO Properties, L.P. is the sole member, pursuant to which the Merger Subsidiary will be merged with and into the Partnership, with the Partnership as the surviving entity.

In the merger, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the merger (other than Units held by limited partners who perfect their appraisal rights pursuant to the Merger Agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $364.65 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $364.65 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the merger. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

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

Completion of the merger is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. In addition, the terms of the merger may be modified before the merger is completed. As of March 31, 2013 and December 31, 2012, there were issued and outstanding 89,233 Units, and AIMCO Properties, L.P. and its affiliates owned 60,711.66 of those Units, or approximately 68.04% of the number of Units outstanding. Approximately 25,228.66 of the Units owned by an affiliate of AIMCO Properties, L.P. are subject to a voting restriction, which requires the Units to be voted in proportion to the votes cast with respect to Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Units that are not subject to this restriction, 35,483 Units or approximately 39.76% of the outstanding Units, in favor of the Merger Agreement and the merger. As a result, affiliates of AIMCO Properties, L.P. will vote a total of approximately 49,469 Units, or approximately 55.44% of the outstanding Units in favor of the Merger Agreement and the merger. AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the merger.

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

CENTURY PROPERTIES FUND XIX, LP

By: FOX PARTNERS II
General Partner

By: FOX CAPITAL MANAGEMENT CORPORATION
Managing General Partner

Date: May 15, 2013	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 15, 2013	By: /s/Stephen B. Waters
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

10.1          Agreement and Plan of Merger, dated February 28, 2013, by and among Century Properties Fund XIX, LP, AIMCO Properties, L.P. and AIMCO CPF XIX Merger Sub LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 28, 2013).

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

101           XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XIX, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ deficit, (iv) statements of cash flows, and (v) notes to financial statements (1).

(1)           As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.